Form 10-Q
period 1996-03-31
PRIMADONNA RESORTS INC
filed 1996-05-08
CIK 901118

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to___________________

Commission file number  0-21732

                           PRIMADONNA RESORTS, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                          88-0297563
   (State or other jurisdiction of                 (IRS employer identification
    incorporation or organization)                  number)

                  P.O. Box 95997 , Las Vegas, Nevada  89193-5997
                    (address of principal executive offices)

                              (702) 382 - 1212
               (Registrant's telephone number, including area code)

                __________________________________________________
               (Former name, former address and former fiscal year,
                if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                     Outstanding at April 30, 1996
Common Stock, $.01 par value                       30,420,775 Shares

       Total No. of Pages  30                    Exhibit Index on page  16

                  PRIMADONNA RESORTS, INC. AND SUBSIDIARIES

                                  Form 10 -Q

                                    INDEX
                                                                  Page No.

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Balance Sheets at March 31, 1996
             (Unaudited) and December 31, 1995...................   3 -  4

          Consolidated Statements of Income (Unaudited) for
             the Three Months Ended March 31, 1996 and 1995......        5

          Consolidated Statements of Cash Flows (Unaudited) for
              the Three Months Ended March 31, 1996 and 1995.....   6 -  7

          Notes to Consolidated Financial Statements (Unaudited).   8 - 10


  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................  11 - 14


Part II. OTHER INFORMATION                                         15 - 16

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                       ASSETS
                              (Amounts in Thousands)

                                              March 31,        December 31
                                                1996               1995
                                              _________        ___________
                                             (Unaudited)
CURRENT ASSETS:
   Cash and Cash equivalents                  $  8,430          $  9,148
   Accounts and notes receivable                 2,797             3,311
   Income tax refund receivable                     -                994
   Inventories                                   2,359             2,514
   Prepaid expenses and other                    6,364             6,587
                                              ________          ________
Total current assets                            19,950            22,554
                                              ________          ________

PROPERTY AND EQUIPMENT:
   Buildings and improvements                  186,054           186,001
   Land improvements                            66,036            66,032
   Furniture, fixtures and equipment           122,052           119,318
                                              ________          ________
                                               374,142           371,351
   Less: accumulated depreciation
         and amortization                      (96,101)          (89,999)
                                              ________          ________
                                               278,041           281,352
   Land                                          3,630             3,603
   Construction                                 15,183             8,170
                                              ________          ________
                                               296,854           293,125

INVESTMENT IN JOINT VENTURE                     50,583            49,561
                                              ________           _______
NOTES RECEIVABLE, net of current portion         2,141             2,110
                                              ________          ________
OTHER ASSETS                                     6,036             5,869
                                              ________          ________
                                              $375,564          $373,219
                                              ========          ========













The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Amounts in Thousands Except Share Data)

                                              March 31,        December 31
                                                1996               1995
                                              _________        ___________
                                             (Unaudited)
CURRENT LIABILITIES:
   Current portion of long - term debt        $  1,100          $    -
   Accounts payable - Trade                      5,953             7,118
   Accrued expenses                             10,845             9,080
                                              ________          ________
Total current liabilities                       17,898            16,198
                                              ________          ________

LONG - TERM DEBT                               143,409           145,509
                                              ________          ________

DEFERRED INCOME TAXES PAYABLE                   15,816            15,466
                                              ________          ________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized; no
     shares issued and outstanding
   Common stock, $.01 par value;
     100,000,000 shares authorized;
     30,419,775 and 30,675,375 shares
     issued and outstanding in 1996
     and 1995, respectively                        308               308
   Additional paid - in capital                127,545           127,179
   Retained earnings                            74,914            68,999
   Less: treasury stock, at cost                (4,326)             (440)
                                              ________          ________
                                               198,441           196,046
                                              ________          ________
                                              $375,564          $373,219
                                              ========          ========













The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                                   Three Months Ended
                                                        March 31,
                                              ____________________________
                                                1996               1995
                                              _________        ___________
                                                       (Unaudited)
REVENUES:
   Casino                                     $ 43,123          $ 40,351
   Food and beverage                             7,372             6,532
   Hotel                                         5,677             3,849
   Entertainment                                 2,509             2,509
   Service station                               3,188             2,823
   Other                                         1,770             1,292
                                              ________          ________
                                                63,639            57,356
   Less promotional allowances                  (3,795)           (2,438)
                                              ________          ________
   Net revenues                                 59,844            54,918
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       13,366            11,908
   Food and beverage                             6,608             5,705
   Hotel                                         2,666             2,407
   Entertainment                                 1,237             1,461
   Service station                               3,028             2,658
   Other                                           693               720
   Selling, general and administrative          10,543             9,731
   Property costs                                4,326             4,213
   Depreciation and amortization                 6,722             6,815
                                              ________          ________
                                                49,189            45,618
                                              ________          ________
   Income from operations                       10,655             9,300

OTHER INCOME (EXPENSE)
   Interest income                                  84                 7
   Interest expense                             (1,580)           (1,436)
                                              ________          ________
   Income before taxes                           9,159             7,871

INCOME TAXES:
   Income tax provision                          3,241             2,759
                                              ________          ________
NET INCOME:                                   $  5,918          $  5,112
                                              ========          ========
   Earnings per share                            $0.19             $0.17
                                              ========          ========
   Weighted average number of shares of
     common stock outstanding               30,596,040        30,781,539
                                            ==========        ==========

The accompanying notes are an integral part of these financial statements.

                       PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                   Three Months Ended
                                                        March 31,
                                              ____________________________
                                                1996               1995
                                              _________        ___________
                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  5,918          $  5,112
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization               6,722             6,815
     Amortization of debt issuance costs           106                -
     Increase in life insurance cash
       surrender value                            (122)               -
     Gain on sale of assets                       (239)               -
     Deferred income taxes                         350               690
     Change in current asset and liabilities
       due to operating activities:
       Decrease in accounts and
         notes receivable                          514             1,140
       Decrease in income tax refund               994             2,069
       Decrease in inventories                     156                15
       (Increase) decrease in prepaid expenses
         and other                                 223               (14)
       Decrease in accounts
         payable - trade                        (1,165)           (1,405)
       Increase in accrued expenses              1,765             1,280
                                                ______           _______
     Total adjustments                           9,304            10,590
                                                ______           _______

Net cash provided by operating activities       15,222            15,702

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment         (10,417)          (15,242)
   Investment in joint venture                  (1,022)          (40,801)
   (Increase) decrease in other assets            (212)           (1,578)
   Proceeds from disposal of other assets          231                -
                                               ________           _______
Net cash used in investing activities          (11,420)          (57,621)











The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                   Three Months Ended
                                                        March 31,
                                              ____________________________
                                                1996               1995
                                              _________        ___________
                                                       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock      366                -
   Purchase of treasury stock                   (3,886)               -
   Proceeds from issuance of long-term debt      1,900            40,000
   Principal payments of long-term debt         (2,900)               -
                                               _______           _______

Net cash provided by (used in)
   financing activities                         (4,520)           40,000
                                               _______            ______

Net increase (decrease) in cash and
   cash equivalents                               (718)           (1,919)

Cash and cash equivalents, beginning of year     9,148             5,922
                                               _______           _______

Cash and cash equivalents, end of period      $  8,430          $  4,003
                                              ========          ========


























The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Organizational structure and basis of presentation

The consolidated financial statements of Primadonna Resorts, Inc., a Nevada corporation, include the accounts of its wholly-owned subsidiaries, The Primadonna Corporation, PRMA Land Development Company, and PRMA Las Vegas, Inc. (collectively the "Company"). The Company owns and operates three hotel
- -resort/casinos; Whiskey Pete's Hotel & Casino ("Whiskey Pete's"), Primadonna Resort & Casino ("Primadonna"), and Buffalo Bill's Resort & Casino
("Buffalo Bill's").

Information as of December 31, 1995 included in the accompanying consolidated financial statements and the notes thereto, has been audited. Information with respect to the three months ended March 31, 1996 and 1995, included in these consolidated financial statements and notes thereto is unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and do not contain all of the information and disclosures required by generally accepted accounting principles. However, the accompanying unaudited con-solidated financial statements do contain all adjustments which, in the opinion of management, are necessary to fairly present the financial position and results of operations for the three month periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

The accompanying consolidated financial statements should be read in con-junction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

All of the Company's existing business activities are conducted by The Primadonna Corporation. PRMA Land Development Company holds the Company's development in the golf course in California. PRMA Las Vegas, Inc. holds the Company's investment in a joint venture with MGM Grand, Inc., to develop and operate the New York - New York Hotel & Casino in Las Vegas, Nevada.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from those estimates. Significant intercompany and interdivision accounts and transactions have been eliminated.

Certain reclassifications, which have no effect on net income, have been made in the 1995 consolidated financial statements to conform with the current year presentation.

2. Statement of cash flows

The following supplemental disclosures are provided as part of the accom-panying consolidated statements of cash flows:

                                                   Three Months Ended
                                                        March 31,
                                                1996               1995
                                               _______           ______
                                                    (In thousands)
Cash payments made for interest
  (net of amounts capitalized)                  $1,580            $1,436
                                                ______            ______

Cash payments made for income taxes                 -                 -
                                                ______            ______

3. Investment in Joint Venture

On December 28, 1994 the Company and MGM Grand, Inc.("MGM"), formed a joint venture to develop and operate the New York - New York Hotel and Casino. The project, which is anticipated to cost $460 million, is scheduled to open in December 1996. The Company contributed $40 million in cash and certain rights to the New York theme from a third party licensor to the joint venture. MGM contributed land (valued at $41.2 million) on which most of the project is being constructed. The joint venture has secured limited recourse bank financing of $225 million, and will be pursuing lease financing, to fund the hotel/casino. The joint venture parties have executed Keep-Well and Completion Guaranty Agreements in conjunction with the financing. As of March 31, 1996, $120 million has been drawn on the bank financing. It is anticipated the joint venture parties will each contribute an additional $30 to $35 million in subordinated loans or equity to the joint venture for completion of the project.

4. Long-Term Debt

As of March 31, 1996, the Company had an outstanding balance of $143,000,000, and at December 31, 1995, $144,000,000, on its Reducing Revolving Bank Credit Agreement ("Agreement"). The Company incurred a liability in connection with the acquisition of the New York - New York theme rights of $1,100,000, due January 6, 1997, and $400,000 due January 7, 1998. At March 31, 1996, the $1,100,000 due for the theme rights is reflected as a current obligation.

The Agreement entered into on December 28, 1993, was amended and restated on July 17, 1995, and amended on March 27, 1996. The Agreement provides for a maximum principal balance of $250,000,000, with scheduled reductions that reduce the maximum permitted balance to $212,500,000 as of August 18, 1997, $175,000,000 as of February 18, 1999, $125,000,000 as of February 18, 2000,
with the remaining principal balance due July 18, 2000.

The Agreement provides for interest payments at least quarterly, at the prime rate or LIBOR, plus a sliding margin, based upon the Company's debt to earnings before interest, taxes, depreciation and amortization ("EBIDTA") ratio. The margin, effective April 1, 1996, for the prime rate ranges between 0% and 1.0%, while the margin for LIBOR ranges between 1.0% and 2.0%. The weighted average interest rate at March 31, 1996 was 7.4%, and at December 31, 1995, 7.5%. The Company incurs commitment fees of .35% to .5% for the unused portion of the Agreement, depending upon the debt to EBITDA ratio achieved by the Company.
The obligation is secured by a deed of trust on all real property, leasehold interests in real property, and personal property of the Company.

5. Commitments and Contingencies

a. Southwest Joint Venture

On January 16, 1996 , the Company and Southwest Hotel & Casino Corp. ("Southwest") entered into an agreement to fund the development of a casino for the Kickapoo Traditional Tribe of Texas in Eagle Pass, Texas. The Company has invested in Southwest in the form of a $1.6 million Convertible Term Promissory Note and has committed to fund a $1.5 million Demand Promissory Note in furtherance of this venture.

Due principally to a lengthy licensing process of Southwest as the manager of the Kickapoo gaming facility, which has caused a delay in the opening of the facility, the Company has agreed to postpone payment of amounts due, and cer-tain other obligations, under both the Convertible Term Promissory Note and the Demand Promissory Note. The facility is expected to open in the third quarter of 1996, at which time payment of amounts outstanding will begin.

b. Litigation

Currently, there are lawsuits pending against the Company arising in the normal course of business. In management's opinion, the ultimate outcome of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)


SUMMARY OF OPERATIONS


Net income for the first quarter of 1996 was up 15.8% to $5.9 million. This improvement was primarily due to a 9% increase in net revenues. The added room capacity at Buffalo Bill's, targeted marketing programs, increased bus customers, and improved highway traffic, all contributed to the revenue gains. Operating expenses increased to $49.2 million from $45.6 million, or 7.8%. This increase was primarily due to increases in promotional allowances, advertising, and business volume.

Income from operations improved to $10.7 million, an increase of $1.4 million, or 14.6% over 1995. EBITDA (earnings before interest, taxes, depreciation and amortization) rose 7.8% to $17.4 million from $16.1 million in the prior year. Earnings per share increased to $.19 from $.17 in the prior year quarter.

REVENUES

Net revenues for the first quarter increased 9% to $59.8 million. This increase was attributable to two principal factors: the additional room capacity provided by the Buffalo Bill's tower which opened in May 1995, and promotional and marketing efforts aimed at bolstering the traditionally slow period of January and early February. Last fall, in order to introduce the expanded complex at Stateline, and target this slow period, the Company utilized its direct marketing program to make aggressive room offers to its preferred customers to encourage incremental visitation. The combined results of this program, and the continuing strong weekend demand, contributed substantially to an increase of over 28,000 occupied room nights.

The increase in occupancy, along with increased bus customers and highway traffic, yielded a $4.9 million increase in net revenues. Casino revenues accounted for $2.8 million of this increase, while additional revenues from hotel, and food and beverage, added $740,000 and $523,000, respectively, net of promotional allowances.

The increase in casino revenues was derived from slots, and was fueled by the increased visitor volume described above. Higher promotional allowances, led to increased occupancy, and coupled with a 26% increase in the average daily rate, resulted in an overall hotel revenue increase. The food and beverage revenue increases were primarily attributable to increased volume, and to a lesser extent, an increase in promotional allowances, and slight price increases on selected items.

Service station revenues increased $365,000 to $3.2 million. The increase was primarily due to an increase in prices, with a small increase in the number of gallons sold. Other income increased $478,000 primarily due to a gain on the sale of used slot machines, and increased cash surrender value of life insurance policies.

COSTS AND EXPENSES

Casino expenses increased $1.5 million to $13.4 million in the first quarter. The cost of the increased promotional allowances, which are all charged to casino expense, accounted for $900,000 of the increase. The remaining $600,000 increase was primarily due to an increase in employee benefits and increases in other casino operating costs commensurate with the increased revenues.

Food and beverage costs increased $903,000, or 15.8%. This increase reflects additional labor and operating costs associated with an effort to enhance both the service and the ambiance in the restaurants. The costs of sales increased in proportion to the revenues.

Hotel expenses increased only $259,000 despite a $1.8 million increase in gross revenues. This is primarily due to a significant increase in the amount of hotel costs transferred to casino expense to reflect the cost associated with promotional room allowances. Additionally, the 26% increase in average daily rates contributed significantly to the margin improvement in the hotel.

Selling, general and administrative expenses increased $812,000 to $10.5 million. The increase is primarily due to increased marketing and advertising, and increased volume in the bus program.

INTEREST EXPENSE

Interest expense was $1.6 million compared to $1.4 million in the prior year quarter. The Company incurred $2.9 million of interest during the first quarter of 1996, of which $1.3 million was capitalized as part of the New York - New York Joint Venture investment and the golf course development. In the first quarter of 1995, the Company incurred $3.0 million of interest, of which $1.6 million was capitalized.

INCOME TAXES

Income taxes increased to $3.2 million from $2.8 million, primarily as a result of an increase in earnings before taxes. The Company's effective tax rate was approximately 35.4%.

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash and cash equivalents of $8.4 million as of March 31, 1996. Net cash provided from operations during the quarter was $15.2 million as compared to $15.7 million in the prior year.

The Company funds its daily operations through cash flow from operations. The Company borrows funds for significant capital expenditures and investments, such as the golf course development and the New York - New York investment, which can not be fully funded out of operating cash flows.

The Company has a $250 million Reducing Revolving Credit Facility, amended and restated July 1995, and amended March 1996 ("Agreement" see Note 4)

The Company is a 50% joint venture party with MGM Grand, Inc. ("MGM") in the development and operation of the New York - New York Hotel & Casino, a $460 million project, including construction costs, pre-opening costs, and capitalized interest. In conjunction with the development, the joint venture secured a $225 million Construction/ Revolving loan from Bank of America as agent for a sixteen bank consortium. The Company and MGM have executed a Completion Guaranty and Keep-Well Agreements in conjunction with the financing. As of March 31, 1996, $120.0 million had been drawn on the bank loan. The joint venture partners anticipate the need to contribute $30 million to $35 million each, in subordinated loans or additional equity for project completion.

In September 1995, the Board of Directors approved a stock repurchase program authorizing the Company to acquire up to $15.0 million worth of its outstanding shares. In the first quarter, the Company acquired 280,000 shares at an average price of $13.88 per share, for a total to date of 310,000 shares and $4.3 million.

The Company is presently developing a golf course complex in California approximately 4 miles south of the Nevada/California border. The first phase of this project includes, among other things, a Tom Fazio designed 18-hole championship course. This course is expected to cost $27.0 million, and is to open in the fourth quarter of 1996.

In September 1995, the Company, together with Sheldon Gordon and Randy Brant, developers of the Forum shops at Caesar's Palace, announced the intent to de-velop a one million square foot themed shopping facility on 100 acres of land owned by Primm South Real Estate Company, that is adjacent to the Primadonna Resort & Casino. The Company may incur certain infrastructure costs to accom-modate this planned development. The facility is to be built and financed by the developers, with construction of the first phase expected to commence during the summer of 1996, and completion approximately twelve months thereafter.

In conjunction with development opportunities, the Company has entered into two loans with the Southwest Casino and Hotel Corp. ("Southwest"). A Convertible Term Note, for $1.6 million, bears interest at 8%, and is convertible into 16,000 shares of Series B Convertible Preferred Stock. The Company also entered into a Demand Promissory Note, to provide up to $1.5 million in additional financing, for the construction of the Kickapoo gaming facility at Eagle Pass,

Texas. The Demand Promissory Note bears interest at 12% for the first six months, 15% for the next six months, and 18% thereafter. The Demand Promissory Note requires the borrower to use its best efforts to obtain take-out financing in an amount equal to at least 75% of the principal amount of the note. At March 31, 1996, the Company had advanced $586,000 under this note.

Due principally to a lengthy licensing process of Southwest as the manager of the Kickapoo gaming facility, a delay in the opening of the facility has occurred. The Company has agreed to postpone payment of amounts currently due under both the Convertible Term Promissory Note and the Demand Promissory Note, until such time as the facility has opened. The opening is expected to occur in the third quarter of 1996.

Capital expenditures as of March 31, 1996 were $10.4 million, as compared to $15.2 million as of March 31, 1995. Of the $10.4 million, $6.9 million was for the golf course, and $3.0 million for upgrading slot machines and the related player tracking systems. For the balance of the year, capital requirements are expected to include $3.0 million for the Primadonna conference center, $14.0 million for the golf course, $30.0 million to $35.0 million for the New York - New York venture, $1.0 million to fund the Southwest commitment, and $12.0 million for maintenance of existing facilities.

The Company believes that its current cash flow, coupled with its reducing revolving credit facility, provide the resources and flexibility to meet existing obligations and to fund its commitments on the projects discussed above. The Company continues to pursue other gaming opportunities, and if successful, may need to obtain additional bank or vendor financing, or issue public or private debt, or equity.

FORWARD LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10 - Q that are not historical facts are forward looking statements that involve a number of risks and uncertainties. These risks and uncertainties which could cause actual results to differ materially include, but are not limited to, the following:
(a) growth or decline in the gaming industry in southern Nevada; (b) the general Southern California economy; (c) possible addition of legalized gaming in Southern California; (d) traffic interruptions on Interstate 15; (e)cost overruns and delays associated with construction projects (including material and labor shortages, work stoppages, design changes, weather, and unanticipated cost increases), such as New York - New York and the golf course. Further, costs or delays associated with engineering, environmental or geological matters could create problems with the golf course project.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On April 24, 1996, the federal court in Las Vegas, Nevada, dismissed the purported class action suits filed April 26, 1994 and May 10, 1994, as discussed in the Annual Report Form 10-K, Legal Proceedings. The claimants have until May 31, 1996 to file amended complaints.

Items 2. through 5. of Part II are not applicable

Item 6. Exhibits and Reports on Form 8 - K.

  (a) Exhibits.
      10.27 First Amendment to Amended and Restated Reducing Revolving Credit Agreement, dated March 27, 1996, by and among Primadonna Resorts, Inc., The Primadonna Corporation, and PRMA Land Development Company as "Borrowers", and First Interstate Bank, N.A. as "Agent Bank" for a consortium of seventeen participating banks listed therein as "Lenders".

      See exhibit index on page 16 for exhibits filed with this report.

  (b) Reports on Form 8 - K. No report of Form 8 - K was filed during the quarter for which this report is filed.


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


                                                      PRIMADONNA RESORTS, INC.
                                                      ________________________
                                                          (Registrant)


Date: May 8, 1996                                By  /s/ Michael P. Shaunnessy
                                                    __________________________
                                                       Michael P. Shaunnessy
                                                      Chief Accounting Officer

                                   EXHIBIT INDEX

                                                                   Sequentially
Exhibit                                                              Numbered
  No.                     Description                                  Page
_______                ____________________                        ____________

10.27 First Amendment to Amended and Restated Reducing Revolving Credit Agreement, dated March 27, 1996, by and among Primadonna Resorts, Inc., The Primadonna Corporation, and PRMA Land Development Company as "Borrowers", and First Interstate Bank, N.A. Bank of Scotland, The Long-Term Credit Bank of Japan Ltd., Societe Generale, Bank of America Nevada, Bank of America National Trust and Savings Association, Midlantic Bank, N.A., First Security Bank of Utah N.A., Abn Amro Bank N.V., Bank of the West, Bank of Hawaii, Bankers Trust Company, first Hawaiian Bank, NBD Bank, and The Nippon Credit Bank, Ltd., as "Lenders".