Form 10-Q/A
period 1996-03-31
PRIMADONNA RESORTS INC
filed 1996-05-14
CIK 901118

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q/A

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

Yes  X    No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                     Outstanding at April 30, 1996
Common Stock, $.01 par value                       30,420,775 Shares

       Total No. of Pages  31                    Exhibit Index on page  16

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

      27.    Financial Data Schedule as of March 31, 1996.

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


                                                      PRIMADONNA RESORTS, INC.
                                                      ________________________
                                                          (Registrant)


Date: May 14, 1996                                By  /s/ Michael P. Shaunnessy
                                                    __________________________
                                                       Michael P. Shaunnessy
                                                      Chief Accounting Officer

                                   EXHIBIT INDEX

                                                                   Sequentially
Exhibit                                                              Numbered
  No.                     Description                                  Page
_______                ____________________                        ____________

10.27   First Amendment to Amended and Restated Reducing Revolving      17 - 30
        Credit Agreement, dated March 27, 1996, by and among
        Primadonna Resorts, Inc., The Primadonna Corporation, and
        PRMA Land Development Company as "Borrowers", and First
        Interstate Bank, N.A. Bank of Scotland, The Long-Term Credit
        Bank of Japan Ltd., Societe Generale, Bank of America Nevada,
        Bank of America National Trust and Savings Association,
        Midlantic Bank, N.A., First Security Bank of Utah N.A., Abn
        Amro Bank N.V., Bank of the West, Bank of Hawaii, Bankers
        Trust Company, first Hawaiian Bank, NBD Bank, and The Nippon
        Credit Bank, Ltd., as "Lenders".

27.     Finanical Data Schedule as of March 31, 1996.                   31