Form 10-Q
period 1996-06-30
PRIMADONNA RESORTS INC
filed 1996-08-14
CIK 901118

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996

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

Yes  X    No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                     Outstanding at July 31, 1996
Common Stock, $.01 par value                       30,436,675 Shares

       Total No. of Pages  19                   Exhibit Index on page 18

                  PRIMADONNA RESORTS, INC. AND SUBSIDIARIES

                                  Form 10 -Q

                                    INDEX
                                                                  Page No.

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Balance Sheets at June 30, 1996
             (Unaudited) and December 31, 1995...................   3 -  4

          Consolidated Statements of Income (Unaudited) for the
             Three and Six Months Ended June 30, 1996 and 1995...   5 -  6

          Consolidated Statements of Cash Flows (Unaudited) for
             the Six Months Ended June 30, 1996 and 1995.........   7 -  8

          Notes to Consolidated Financial Statements (Unaudited).   9 - 11


  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................  12 - 16


Part II. OTHER INFORMATION                                         16 - 18

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                       ASSETS
                              (Amounts in Thousands)

                                               June 30,        December 31,
                                                1996               1995
                                              _________        ___________
                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                  $  8,843          $  9,148
   Accounts and notes receivable                 3,923             3,311
   Income tax refund receivable                     -                994
   Inventories                                   2,531             2,514
   Prepaid expenses and other                    6,410             6,587
                                              ________          ________
Total current assets                            21,707            22,554
                                              ________          ________

PROPERTY AND EQUIPMENT:
   Buildings and improvements                  186,122           186,001
   Land improvements                            66,069            66,032
   Furniture, fixtures and equipment           123,067           119,318
                                              ________          ________
                                               375,258           371,351
   Less: accumulated depreciation
         and amortization                     (102,777)          (89,999)
                                              ________          ________
                                               272,481           281,352
   Land                                          3,669             3,603
   Construction in progress                     23,996             8,170
                                              ________          ________
                                               300,146           293,125
                                              ________          ________

INVESTMENT IN JOINT VENTURE                     51,239            49,561
                                              ________           _______
NOTES RECEIVABLE, net of current portion         2,173             2,110
                                              ________          ________
OTHER ASSETS                                     6,533             5,869
                                              ________          ________
                                              $381,798          $373,219
                                              ========          ========












The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Amounts in Thousands Except Share Data)

                                               June 30,        December 31,
                                                1996               1995
                                              _________        ___________
                                             (Unaudited)
CURRENT LIABILITIES:
   Current portion of long - term debt        $  1,100          $    -
   Accounts payable - trade                      6,486             7,118
   Accrued expenses                             12,031             9,080
                                              ________          ________
Total current liabilities                       19,617            16,198
                                              ________          ________

LONG - TERM DEBT                               139,410           145,509
                                              ________          ________

DEFERRED INCOME TAXES PAYABLE                   15,317            15,466
                                              ________          ________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized; no
     shares issued and outstanding
   Common stock, $.01 par value;
     100,000,000 shares authorized;
     30,436,675 and 30,675,375 shares
     issued and outstanding in 1996
     and 1995, respectively                        308               308
   Additional paid - in capital                128,069           127,179
   Retained earnings                            83,403            68,999
   Less: treasury stock, at cost                (4,326)             (440)
                                              ________          ________
                                               207,454           196,046
                                              ________          ________
                                              $381,798          $373,219
                                              ========          ========













The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                                   Three Months Ended
                                                         June 30,
                                              ____________________________
                                                1996               1995
                                              _________        ___________
                                                       (Unaudited)
REVENUES:
   Casino                                     $ 44,223          $ 44,831
   Food and beverage                             7,436             7,151
   Hotel                                         6,294             4,812
   Entertainment                                 2,990             3,166
   Service station                               4,605             3,341
   Other                                         1,588             1,557
                                              ________          ________
                                                67,136            64,858
   Less: promotional allowances                 (3,125)           (2,561)
                                              ________          ________
   Net revenues                                 64,011            62,297
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       12,487            11,774
   Food and beverage                             6,813             6,333
   Hotel                                         2,802             2,693
   Entertainment                                 1,336             1,562
   Service station                               4,214             3,016
   Other                                           739               793
   Selling, general and administrative          10,190            10,595
   Property costs                                4,249             4,561
   Depreciation and amortization                 6,829             6,931
                                              ________          ________
                                                49,659            48,258
                                              ________          ________
   Income from operations                       14,352            14,039

OTHER INCOME (EXPENSE)
   Interest income                                  81                41
   Interest expense                             (1,287)           (2,416)
                                              ________          ________
   Income before taxes                          13,146            11,664

INCOME TAXES:
   Income tax provision                          4,657             4,106
                                              ________          ________
NET INCOME:                                   $  8,489          $  7,558
                                              ========          ========
   Earnings per share                            $0.28             $0.25
                                              ========          ========
   Weighted average number of shares of
     common stock outstanding               30,754,240        30,767,015
                                            ==========        ==========

The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                                     Six Months Ended
                                                         June 30,
                                              ____________________________
                                                1996               1995
                                              _________        ___________
                                                       (Unaudited)
REVENUES:
   Casino                                     $ 87,346          $ 85,182
   Food and beverage                            14,808            13,683
   Hotel                                        11,971             8,661
   Entertainment                                 5,499             5,675
   Service station                               7,793             6,164
   Other                                         3,358             2,849
                                              ________          ________
                                               130,775           122,214
   Less: promotional allowances                 (6,920)           (4,999)
                                              ________          ________
   Net revenues                                123,855           117,215
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       25,853            23,682
   Food and beverage                            13,421            12,038
   Hotel                                         5,468             5,100
   Entertainment                                 2,573             3,023
   Service station                               7,242             5,674
   Other                                         1,432             1,513
   Selling, general and administrative          20,733            20,326
   Property costs                                8,575             8,774
   Depreciation and amortization                13,551            13,746
                                              ________          ________
                                                98,848            93,876
                                              ________          ________
   Income from operations                       25,007            23,339

OTHER INCOME (EXPENSE)
   Interest income                                 165                48
   Interest expense                             (2,867)           (3,852)
                                              ________          ________
   Income before taxes                          22,305            19,535

INCOME TAXES:
   Income tax provision                          7,898             6,865
                                              ________          ________
NET INCOME:                                   $ 14,407          $ 12,670
                                              ========          ========
   Earnings per share                            $0.47             $0.41
                                              ========          ========
   Weighted average number of shares of
     common stock outstanding               30,673,960        30,787,224
                                            ==========        ==========

The accompanying notes are an integral part of these financial statements.

                       PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                     Six Months Ended
                                                         June 30,
                                              ____________________________
                                                1996               1995
                                              _________        ___________
                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 14,407          $ 12,670
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization              13,551            13,746
     Amortization of debt issuance costs           213                -
     Increase in life insurance cash
       surrender value                            (219)               -
     Gain on sale of assets                       (247)               -
     Deferred income taxes                        (576)            2,275
     Change in current asset and liabilities
       due to operating activities:
       (Increase) decrease in accounts and
         notes receivable                         (612)              148
       Decrease in income tax refund               994             2,290
       (Increase) in inventories                   (17)             (240)
       Decrease in prepaid expenses
         and other                                 604               101
       Increase (decrease) in accounts
         payable - trade                          (632)              531
       Increase in accrued expenses              2,951             2,045
                                               _______           ________
     Total adjustments                          16,010            20,896
                                               _______           ________

Net cash provided by operating activities       30,417            33,566
                                               _______           ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment         (20,579)          (29,279)
   Investment in joint venture                  (1,678)          (42,204)
   (Increase) in other assets                     (788)             (691)
   Proceeds from disposal of other assets          318                -
   Decrease in construction payables                -             (4,621)
                                               ________          ________
Net cash used in investing activities          (22,727)          (76,795)
                                               ________          ________








The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                     Six Months Ended
                                                         June 30,
                                              ____________________________
                                                1996               1995
                                              _________        ___________
                                                       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock      890             1,643
   Purchase of treasury stock                   (3,886)               -
   Proceeds from issuance of long-term debt      2,401            42,400
   Principal payments of long-term debt         (7,400)               -
                                               _______           _______

Net cash provided by (used in)
   financing activities                         (7,995)           44,043
                                               _______            ______

Net increase (decrease) in cash and
   cash equivalents                               (305)              814

Cash and cash equivalents, beginning of year     9,148             5,922
                                               _______           _______

Cash and cash equivalents, end of period      $  8,843          $  6,736
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

Information as of December 31, 1995 included in the accompanying consolidated financial statements and the notes thereto, has been audited. Information with respect to the three and six month periods ended June 30, 1996 and 1995, included in these consolidated financial statements and notes thereto is unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and do not contain all of the information and disclosures required by generally accepted accounting principles. However, the accompanying unaudited consolidated financial statements do contain all adjustments which, in the opinion of management, are necessary to fairly present the financial position and results of operations for the three and six month periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

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

2. Statements of Cash Flows

The following supplemental disclosures are provided as part of the accom-panying consolidated statements of cash flows:

                                      Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                      1996         1995        1996        1995
                                     _____        _____       _____       _____
                                                    (In thousands)
Cash payments made for interest
  (net of amounts capitalized)       $  955       $2,305      $2,902     $3,741
                                     ______       ______      ______     ______

Cash payments made for income taxes  $4,000       $2,300      $4,000     $2,300
                                     ______       ______      ______     ______

3. Investment in Joint Venture

On December 28, 1994 the Company and MGM Grand, Inc.("MGM"), formed a joint venture to develop and operate the New York - New York Hotel and Casino. The project, which is anticipated to cost $460 million, is scheduled to open in December 1996. The Company contributed $40 million in cash and certain rights to the New York theme from a third party licensor to the joint venture. MGM contributed land (valued at $41.2 million) on which most of the project is being constructed. The joint venture has secured limited recourse bank financing of $225 million, and is pursuing an amendment to increase the facility to $285 million, to fund the hotel/casino. The joint venture parties have executed Keep-Well and Completion Guaranty Agreements in conjunction with the financing. As of June 30, 1996, $185.6 million has been drawn on the bank financing. It is anticipated the joint venture parties will each contribute an additional $30 to $35 million in subordinated loans or equity to the joint venture for completion of the project.

4. Long-Term Debt

As of June 30, 1996, the Company had an outstanding balance of $139,000,000, and at December 31, 1995, $144,000,000, on its Reducing Revolving Bank Credit Agreement ("Agreement"). The Company incurred a liability in connection with the acquisition of the New York - New York theme rights of $1,100,000, due January 6, 1997, and $400,000 due January 7, 1998. At June 30, 1996, the
$1,100,000 due for the theme rights is reflected as a current obligation.

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

The Agreement provides for interest payments at least quarterly, at the prime rate or LIBOR, plus a sliding margin, based upon the Company's debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The margin, effective April 1, 1996, for the prime rate ranges between 0% and 1.0%, while the margin for LIBOR ranges between 1.0% and 2.0%. The weighted average interest rate at June 30, 1996 was 7.0%, and at December 31, 1995, 7.5%. The Company incurs commitment fees of .35% to .5% for the unused portion of the Agreement, depending upon the debt to EBITDA ratio achieved by the Company.
The obligation is secured by all real property, leasehold interests in real property, and personal property of the Company.

5. Commitments and Contingencies

a. Southwest Joint Venture

On January 16, 1995, the Company and Southwest Hotel & Casino Corp. ("Southwest") entered into an agreement to fund the development of a casino for the Kickapoo Traditional Tribe of Texas in Eagle Pass, Texas. The Company has invested in Southwest in the form of a $1.6 million Convertible Term Promissory Note and has committed to fund a $2.1 million Demand Promissory Note in furtherance of this venture. As of June 30, 1996, $1.2 million has been advanced under the Demand Promissory Note.

Due principally to a lengthy licensing process of Southwest as the manager of the Kickapoo gaming facility, which has caused a delay in the opening of the facility, the Company has agreed to postpone payment of amounts due, and cer-tain other obligations, under both the Convertible Term Promissory Note and the Demand Promissory Note. Southwest is required to post a standby letter of credit for $800,000 in favor of the Kickapoo Tribe. The Company will guarantee the letter of credit. The facility is expected to open in the third quarter of 1996, at which time payment of amounts outstanding will begin.

b. Biloxi Acquisition

In July 1996, the Company signed a letter of intent to purchase certain assets of BH Acquisition Corporation that include the Broadwater Resort, the Broadwater Tower, and the Broadwater Marina, as well as the adjacent 18-hole Sun golf course, in Biloxi, Mississippi, for $41.5 million in cash. BH Acquisition Corporation will retain the option of operating a substantial portion of the assets for a minimum of six (6) months. The seller, BH Acquisition Corporation, is 100% owned by John E. Connelly of Pittsburgh, Pennsylvania.

In a separate transaction, the Company signed a letter of intent with Presidents Casinos, Inc., of which John E. Connelly is the chairman and chief executive officer, to purchase for $15 million, Presidents Casinos' leasehold rights under its lease with BH Acquisition Corporation for the Broadwater Marina. Pursuant to the purchase, President Casinos, Inc. will enter into a new lease which provides President Casinos, Inc. the exclusive right to operate a riverboat casino at the Broadwater Marina for a one-year term, rent free.

c. Litigation

Currently, there are lawsuits pending against the Company arising in the normal course of business. In management's opinion, the ultimate outcome of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)


SUMMARY OF OPERATIONS


For the three months ended June 30, 1996 net income was up 12.3% to $8.5 million. This improvement was primarily due to a 2.8% increase in net revenues coupled with lower interest expense. Operating expenses increased to $49.7 million from $48.3 million, or 2.9%. This increase was primarily due to increases in promotional allowances, and the increased cost of gasoline and diesel.

Income from operations improved to $14.4 million, an increase of $300,000, or 2.2%, over 1995. EBITDA (earnings before interest, taxes, depreciation and amortization) rose 1.0% to $21.2 million from $21.0 million in the prior year. Earnings per share increased to $.28 from $.25 in the prior year quarter.

Net income for the six months ended June 30, 1996 was up 13.7% to $14.4 million due primarily to a 5.7% increase in net revenues and lower interest expense. The added room capacity at Buffalo Bill's, targeted marketing programs, in-creased bus customers, and improved highway traffic contributed to the revenue gains. Operating expenses increased to $98.9 million from $93.9 million, or 5.3%. This increase is primarily due to increases in promotional allowances, cost of gasoline and diesel, advertising, and increased business volume. EBITDA rose 4.0% to $38.6 million from $37.1 million in the prior year. Earnings per share increased to $.47 from $.41 in 1995.

REVENUES

Net revenues for the second quarter increased by $1.7 million, or 2.8%. This increase was due to additional occupied rooms and higher gasoline and diesel sales. For the six months ended June 30, 1996, net revenues rose 5.7% to $123.9 million. Additional occupied rooms, coupled with an increase in bus customers, and a continuing marketing campaign, contributed to the increased revenues.

Of the $1.7 million increase in net revenues, service station revenues accounted for $1.3 million of the increase, and resulted from a 22% increase in gallons sold, coupled with a 13% increase in prices. Hotel revenue, net of promotional allowances, increased $830,000 as a result of 12,000 additional occupied rooms and a 22% increase in the average daily rate. Casino volumes were relatively equal to the prior year, but a slight decline in win percent-ages resulted in a 1% decrease.

For the six months ended June 30, 1996, an increase in occupied rooms, coupled with increased bus customers and highway traffic, generated a net revenue in-crease of $6.6 million. Casino revenues accounted for $2.2 million of the in-crease, while additional revenues from hotel and food and beverage, added $1.7 million and $746,000, respectively, net of promotional allowances. The service station contributed $1.6 million of additional revenue for the six months.

The increase in casino revenues was derived from slots, and was fueled by the increased visitor volume. Higher promotional allowances contributed to the additional 40,000 occupied rooms, and coupled with a 26% increase in the average daily rate, resulted in the overall hotel revenue increase. Food and beverage revenue increases were primarily due to increased volume, and to a lesser extent, an increase in promotional allowances, and a slight price increase on selected items. The increase in service station revenues was due to a 17% increase in volume coupled with an 8% increase in prices.

COSTS AND EXPENSES

Expenses for the three months ended June 30, 1996 were up $1.4 million, or 2.7%. Casino expense increased $713,000 primarily due to increased promotional allowances, which are all charged to casino expense. Food and beverage costs increased $480,000 due to the increased volume and increased payroll to enhance customer service. Service station costs increased $1.2 million due to increased product cost coupled with increased volume. Selling, general and administrative expenses declined $405,000 primarily due to reduced professional fees and development costs.

For the six month period ended June 30, 1996, expenses increased $5.0 million to $98.8 million. Casino expenses increased $2.2 million primarily due to higher promotional allowances and increased costs commensurate with the increased business volume. Food and beverage costs increased $1.4 million primarily due to increased volume and slightly higher payroll costs associated with enhanced customer service. Hotel costs increased $368,000 primarily as a result of 40,000 additional occupied rooms. Service station costs increased $1.6 million due to increased in product cost coupled with increased volume. Entertainment costs decreased $450,000 due to lower entertainer and show production costs. Selling, general, and administrative expenses increased $407,000. This increase is primarily the result of expanded advertising and bus program costs offset by lower professional fees and development costs.

INTEREST EXPENSE

Interest expense was $1.3 million compared to $2.4 million for the three months ended June 30, 1996 and 1995, respectively. The Company incurred $2.7 million of interest during the second quarter of 1996, of which $1.4 million was capitalized as part of the New York - New York Joint Venture investment and the golf course development. In the second quarter of 1995, the Company incurred $3.3 million of interest, of which $933,000 was capitalized. The decline in interest incurred was primarily due to lower rates.

Interest expense for the six months ended June 30, 1996 was $2.9 million as compared to $3.9 million in the prior year. The Company incurred $5.6 million of interest through June 30, 1996, of which $2.7 million was capitalized as part of the New York - New York Venture investment and the golf course develop-ment. As of June 30, 1995, the Company incurred $6.2 million of interest of which $2.4 million was capitalized. Again, the decline in interest incurred was primarily due to lower rates.

INCOME TAXES

Income taxes increased to $4.7 million from $4.1 million for the three months ended June 30, 1996, primarily as a result of an increase in earnings before taxes. For the six months ended June 30, 1996, income taxes increased to $7.9 million from $6.9 million in the prior year. Again, the increase is due to the increase in earnings before taxes. The Company's effective tax rate was approximately 35.4%.

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash and cash equivalents of $8.8 million as of June 30, 1996. Net cash provided from operations during the six months ended June 30, 1996 was $30.4 million as compared to $33.6 million in the prior year.

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

The Company has a $250 million Reducing Revolving Credit Facility, amended and restated July 1995, and amended March 1996 ("Agreement" see Note 4)

The Company is a 50% joint venture partner with MGM Grand, Inc. ("MGM") in the development and operation of the New York - New York Hotel & Casino, a $460 million project, including construction costs, pre-opening costs, and capitalized interest. In conjunction with the development, the joint venture secured a $225 million Construction/ Revolving loan from Bank of America as agent for a sixteen bank consortium, and is pursing an amendment to increase the commitment to $285 million. The Company and MGM have executed a Completion Guaranty and Keep-Well Agreements in conjunction with the financing. As of June 30, 1996, $185.6 million had been drawn on the bank loan. The joint venture partners anticipate the need to contribute $30 million to $35 million each, in subordinated loans or additional equity for project completion.

In September 1995, the Board of Directors approved a stock repurchase program authorizing the Company to acquire up to $15.0 million worth of its outstanding shares. In the first quarter, the Company acquired 280,000 shares at an average price of $13.88 per share, for a total to date of 310,000 shares at a cost of $4.3 million.

The Company is presently developing a golf course complex in California approximately 4 miles south of the Nevada/California border. The first phase of this project includes, among other things, a Tom Fazio designed 18-hole championship course. This course is expected to cost $27.0 million, and is to open in the fourth quarter of 1996.

In September 1995, the Company, together with Sheldon Gordon and Randy Brant, developers of the Forum shops at Caesar's Palace, announced the intent to de-velop a one million square foot themed shopping facility on 100 acres of land owned by Primm South Real Estate Company, that is adjacent to the Primadonna Resort & Casino. The Company may incur certain infrastructure costs to accom-modate this planned development. The facility is to be built and financed by the developers, who are currently negotiating their financing. The first phase of construction is expected to commence in 1997, contingent upon the financing, with completion approximately twelve months thereafter.

In conjunction with development opportunities, the Company has granted two loans to the Southwest Casino and Hotel Corp. ("Southwest"). A Convertible Term Note, for $1.6 million, bears interest at 8%, and is convertible into 16,000 shares of Series B Convertible Preferred Stock. The Company has provided $1.2 million, and has agreed to provide and additional $900,000, pursuant to a Demand Promissory Note; the proceeds are being used for the construction of the Kickapoo gaming facility at Eagle Pass, Texas. The Demand Promissory Note bears interest at 12% for the first six months, 15% for the next six months, and 18% thereafter. The Demand Promissory Note requires the borrower to use its best efforts to obtain take-out financing in an amount equal to at least 75% of the principal amount of the note.

Before opening the facility, Southwest is required to post a standby letter of credit for $800,000 in favor of the Kickapoo Tribe. The Company will guarantee that letter of credit.

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

In July 1996, the Company signed a letter of intent to purchase certain assets of BH Acquisition Corporation that include the Broadwater Resort, the Broadwater Tower, and the Broadwater Marina, as well as the adjacent 18-hole Sun golf course, in Biloxi, Mississippi, for $41.5 million in cash. BH Acquisition Corporation will retain the option of operating a substantial portion of the assets for a minimum of six (6) months. The seller, BH Acquisition Corporation, is 100% owned by John E. Connelly of Pittsburgh, Pennsylvania.

In a separate transaction, the Company signed a letter of intent with Presidents Casinos, Inc., of which John E. Connelly is the chairman and chief executive officer, to purchase for $15 million, Presidents Casinos' leasehold rights under its lease with BH Acquisition Corporation for the Broadwater Marina. Pursuant to the purchase, President Casinos, Inc. will enter into a new lease which provides President Casinos, Inc. the exclusive right to operate a riverboat casino at the Broadwater Marina for a one-year term, rent free.

The transactions are subject to a number of conditions, including satisfactory completion of due diligence, negotiation of definitive agreements, and obtaining necessary regulatory approvals. The targeted closing date of the transactions is tentatively scheduled for October 1996.

The 236 acre site stretches nearly 875 feet along the beachfront, across from a 17.5 acre marina, which is the current site of a barge casino operated by President Casinos, Inc. It has the only contiguous golf course of any casino resort in Biloxi, and is situated next to the historic Beauvoir mansion, the last home of Jefferson Davis. The Company is developing a master plan to maximize the unique beachfront location, and create a first-class, destination casino resort.

Capital expenditures for the six months ended June 30, 1996 were $20.6 million, as compared to $29.3 million for the six months ended June 30, 1995. Of the $20.6 million, $14.1 million was for the golf course, $.8 million for Southwest, $3.5 million to purchase slot machines and the related player tracking systems, and $2.2 million for the maintenance of existing facilities. For the balance of the year, capital requirements are expected to include $3.0 million for the Primadonna conference center, $5.9 million for the golf course, $30.0 million to $35.0 million for the New York - New York venture, $1.0 million to fund the Southwest commitment, $58.0 million to close the Biloxi, MS. transactions, and $9.3 million for maintenance of existing facilities.

The Company believes that its current cash flow, coupled with its reducing revolving credit facility, provide the resources and flexibility to meet existing obligations and to fund its commitments on the projects discussed above. As the Company develops its plans for the Biloxi site it will need to obtain additional bank or vendor financing, or issue public or private debt, or equity, or a combination thereof.

FORWARD LOOKING INFORMATION

Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," or "continue," or the negative thereof, or other variations thereon, or comparable terminology. These statements are subject to a number of risks and uncertainties, including but not limited to, the following: (a) growth or decline in the gaming industry in southern Nevada; (b) the general Southern California economy; (c) possible addition of legalized gaming in Southern California; (d) traffic interruptions on Interstate 15; (e)cost overruns and delays associated with construction projects (including material and labor shortages, work stoppages, design changes, weather, and unanticipated cost increases), such as New York -
New York and the golf course. Further, costs or delays associated with engineering, environmental or geological matters could create problems with the golf course project.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On April 17, 1996, the federal court in Las Vegas, Nevada, dismissed the purported class action suits filed April 26, 1994 and May 10, 1994, as discussed in the Annual Report Form 10-K, Legal Proceedings, and gave the claimants had until May 31, 1996 to file amended complaints. On May 31, 1996 the plaintiffs filed an amended complaint, and also filed a motion to substitute Brenda McElmore for Mr. Ahern as one of the class representatives. The motion has not been opposed by the Company. No hearing date has been set.

On May 30, 1996, the United States District Court for New Jersey granted the defendants' motion for dismissal, in entirety, of the compliant filed on August 23, 1996, as discussed in the Annual Report Form 10-K, Legal Proceedings.

Items 2 through 3. None.

Item 4. Submission of Matters to a Vote of Security Holders
        The following matters were submitted to a vote of security holders during the Company's Annual meeting of Stockholders held May 21, 1996:


                                         No. of votes      Withheld
        Description of Matter             Cast for        Authority
        _____________________            ____________     _________
        1. Election of directors
             Gary E. Primm                26,962,809        39,077
             Madison B. Graves II         26,953,776        48,110


                                         No. of votes cast            No. of
                                         _________________          ___________
                                          For      Against          Abstentions
                                       __________  _______          ___________
        2. Ratification of
           appointment of
           independent auditors        26,981,444   10,406            10,036

Item 5. None

Item 6. Exhibits and Reports on Form 8 - K.

  (a) Exhibits.
      Exhibit 27. Financial Data Schedule as of June 30, 1996.

See exhibit index on page 19 for exhibits filed with this report.

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


                                                      PRIMADONNA RESORTS, INC.
                                                      ________________________
                                                          (Registrant)


Date: August 13, 1996                             By  /s/ Michael P. Shaunnessy
                                                    __________________________
                                                       Michael P. Shaunnessy
                                                      Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit                                                            Sequentially
  No.                           Description                          Numbered
                                                                       Pages
_______          ___________________________________________       ____________

27               Financial Data Schedule as of June 30, 1996             19