Form 10-Q
period 1996-09-30
PRIMADONNA RESORTS INC
filed 1996-11-13
CIK 901118

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996

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

Yes  X    No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                     Outstanding at November 12, 1996
Common Stock, $.01 par value                       29,999,475 Shares

       Total No. of Pages  23                   Exhibit Index on page 18

                  PRIMADONNA RESORTS, INC. AND SUBSIDIARIES

                                  Form 10 - Q

                                    INDEX
                                                                     Page No.

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Balance Sheets at September 30, 1996
             (Unaudited) and December 31, 1995.....................     3 -  4

          Consolidated Statements of Income (Unaudited) for the
             Three and Nine Months Ended September 30, 1996 and 1995.   5 -  6

          Consolidated Statements of Cash Flows (Unaudited) for
             the Nine Months Ended September 30, 1996 and 1995.......   7 -  8

          Notes to Consolidated Financial Statements (Unaudited).....   9 - 11


  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................   12 - 16


Part II. OTHER INFORMATION                                             17

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                       ASSETS
                              (Amounts in Thousands)

                                            September 30,       December 31,
                                                1996               1995
                                              _________        ___________
                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                  $  8,154          $  9,148
   Accounts and notes receivable                 2,447             3,311
   Income tax refund receivable                     -                994
   Inventories                                   2,508             2,514
   Prepaid expenses and other                    6,391             6,587
                                              ________          ________
Total current assets                            19,500            22,554
                                              ________          ________

PROPERTY AND EQUIPMENT:
   Buildings and improvements                  187,421           186,001
   Land improvements                            66,073            66,032
   Furniture, fixtures and equipment           125,715           119,318
                                              ________          ________
                                               379,209           371,351
   Less: accumulated depreciation
         and amortization                     (109,502)          (89,999)
                                              ________          ________
                                               269,707           281,352
   Land                                          3,896             3,603
   Construction in progress                     27,073             8,170
                                              ________          ________
                                               300,676           293,125
                                              ________          ________

INVESTMENT IN JOINT VENTURE                     62,691            49,561
                                              ________           _______
NOTES RECEIVABLE, net of current portion         4,226             2,110
                                              ________          ________
OTHER ASSETS                                     7,580             5,869
                                              ________          ________
                                              $394,673          $373,219
                                              ========          ========












The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Amounts in Thousands Except Share Data)

                                            September 30,       December 31,
                                                1996               1995
                                              _________        ___________
                                             (Unaudited)
CURRENT LIABILITIES:
   Accounts payable - trade                    $ 5,935          $  7,118
   Accrued expenses                             10,971             9,080
   Current portion of long - term debt           1,100                -
                                              ________          ________
Total current liabilities                       18,006            16,198
                                              ________          ________

LONG - TERM DEBT                               149,006           145,509
                                              ________          ________

DEFERRED INCOME TAXES PAYABLE                   16,471            15,466
                                              ________          ________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized; no
     shares issued and outstanding
   Common stock, $.01 par value;
     100,000,000 shares authorized;
     30,346,475 and 30,675,375 shares
     issued and outstanding in 1996
     and 1995, respectively                        308               308
   Additional paid - in capital                128,123           127,179
   Retained earnings                            90,198            68,999
   Less: treasury stock, at cost                (7,439)             (440)
                                              ________          ________
                                               211,190           196,046
                                              ________          ________
                                              $394,673          $373,219
                                              ========          ========













The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                                   Three Months Ended
                                                      September 30,
                                              ____________________________
                                                1996               1995
                                              _________        ___________
                                                       (Unaudited)
REVENUES:
   Casino                                     $ 43,338          $ 43,482
   Food and beverage                             7,917             7,750
   Hotel                                         5,969             5,876
   Entertainment                                 3,605             4,613
   Service station                               3,812             3,587
   Other                                         1,672             1,741
                                              ________          ________
                                                66,313            67,049
   Less: promotional allowances                 (3,362)           (2,876)
                                              ________          ________
   Net revenues                                 62,951            64,173
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       12,958            12,552
   Food and beverage                             7,156             7,626
   Hotel                                         3,003             3,137
   Entertainment                                 1,468             1,705
   Service station                               3,443             3,386
   Other                                           703               857
   Selling, general and administrative          10,593            11,067
   Property costs                                5,183             5,638
   Depreciation and amortization                 6,882             6,687
                                              ________          ________
                                                51,389            52,655
                                              ________          ________
   Income from operations                       11,562            11,518

OTHER INCOME (EXPENSE)
   Interest income                                 126                81
   Interest expense                             (1,069)           (2,225)
                                              ________          ________
   Income before taxes                          10,619             9,374

INCOME TAXES:
   Income tax provision                          3,827             3,371
                                              ________          ________
NET INCOME:                                   $  6,792          $  6,003
                                              ========          ========
   Earnings per share                            $0.22             $0.19
                                              ========          ========
   Weighted average number of shares of
     common stock outstanding               30,656,529        30,821,280
                                            ==========        ==========

The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                                     Nine Months Ended
                                                      September 30,
                                              ____________________________
                                                1996               1995
                                              _________        ___________
                                                       (Unaudited)
REVENUES:
   Casino                                     $130,684          $128,664
   Food and beverage                            22,725            21,433
   Hotel                                        17,940            14,537
   Entertainment                                 9,104            10,288
   Service station                              11,605             9,751
   Other                                         5,030             4,590
                                              ________          ________
                                               197,088           189,263
   Less: promotional allowances                (10,282)           (7,875)
                                              ________          ________
   Net revenues                                186,806           181,388
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       38,811            36,234
   Food and beverage                            20,577            19,664
   Hotel                                         8,471             8,237
   Entertainment                                 4,041             4,728
   Service station                              10,685             9,060
   Other                                         2,135             2,370
   Selling, general and administrative          31,326            31,393
   Property costs                               13,758            14,412
   Depreciation and amortization                20,433            20,433
                                              ________          ________
                                               150,237           146,531
                                              ________          ________
   Income from operations                       36,569            34,857

OTHER INCOME (EXPENSE)
   Interest income                                 291               129
   Interest expense                             (3,936)           (6,077)
                                              ________          ________
   Income before taxes                          32,924            28,909

INCOME TAXES:
   Income tax provision                         11,725            10,236
                                              ________          ________
NET INCOME:                                   $ 21,199          $ 18,673
                                              ========          ========
   Earnings per share                            $0.69             $0.61
                                              ========          ========
   Weighted average number of shares of
     common stock outstanding               30,667,955        30,797,306
                                            ==========        ==========

The accompanying notes are an integral part of these financial statements.

                       PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                     Nine Months Ended
                                                      September 30,
                                              ____________________________
                                                1996               1995
                                              _________        ___________
                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 21,199          $ 18,673
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization              20,433            20,433
     Amortization of debt issuance costs           319                -
     Increase in life insurance cash
       surrender value                            (271)               -
     Gain on sale of assets                       (286)               -
     Deferred income taxes                       1,298             3,325
     Change in current assets and liabilities
       due to operating activities:
       (Increase) decrease in accounts and
         notes receivable                          864              (320)
       Decrease in income tax refund receivable    994             2,856
       (Increase) decrease in inventories            6              (264)
       Increase in prepaid
         expenses and other                        (96)           (1,121)
       Decrease in accounts
         payable - trade                        (1,183)           (1,349)
       Increase in accrued expenses              1,891             2,815
                                               _______           ________
     Total adjustments                          23,969            26,375
                                               _______           ________

Net cash provided by operating activities       45,168            45,048
                                               _______           ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment         (27,962)          (35,874)
   Investment in joint venture                 (13,130)          (42,626)
   Increase in other assets                     (3,979)           (1,695)
   Proceeds from disposal of other assets          364                -
   Decrease in construction payables                -             (4,621)
                                               ________          ________
Net cash used in investing activities          (44,707)          (84,816)
                                               ________          ________








The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                     Nine Months Ended
                                                      September 30,
                                              ____________________________
                                                1996               1995
                                              _________        ___________
                                                       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock      947             1,673
   Purchase of treasury stock                   (6,999)               -
   Proceeds from issuance of long-term debt     32,001            37,400
   Principal payments of long-term debt        (27,404)               -
                                               _______           _______

Net cash provided by (used in)
   financing activities                         (1,455)           39,073
                                               _______            ______

Net increase (decrease) in cash and
   cash equivalents                               (994)             (695)

Cash and cash equivalents, beginning of year     9,148             5,922
                                               _______           _______

Cash and cash equivalents, end of period      $  8,154          $  5,227
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

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Organizational Structure and Basis of Presentation

The consolidated financial statements of Primadonna Resorts, Inc., a Nevada corporation, include the accounts of its wholly-owned subsidiaries, The Primadonna Corporation, PRMA Land Development Company, and PRMA Las Vegas, Inc. (collectively the "Company"). The Company owns and operates three hotel -resort/casinos; Whiskey Pete's Hotel & Casino ("Whiskey Pete's"), Primadonna Resort & Casino ("Primadonna"), and Buffalo Bill's Resort & Casino
("Buffalo Bill's").

Information as of December 31, 1995 included in the accompanying consolidated financial statements and the notes thereto, has been audited. Information with respect to the three and nine month periods ended September 30, 1996 and 1995, included in these consolidated financial statements and notes thereto is unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and do not contain all of the information and disclosures required by generally accepted accounting principles. However, the accompanying unaudited consolidated financial statements do contain all adjustments which, in the opinion of management, are necessary to fairly present the financial position and results of operations for the three and nine month periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

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

2. Statements of Cash Flows

The following supplemental disclosures are provided as part of the accompanying consolidated statements of cash flows:

                                      Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                      1996         1995        1996        1995
                                     _____        _____       _____       _____
                                                    (In thousands)
Cash payments made for interest
  (net of amounts capitalized)       $1,271       $1,944      $4,173     $5,621
                                     ______       ______      ______     ______

Cash payments made for income taxes  $3,200       $3,800      $7,200     $4,800
                                     ______       ______      ______     ______

3. Investment in Joint Venture

On December 28, 1994 the Company and MGM Grand, Inc.("MGM"), formed a joint venture to develop and operate the New York - New York Hotel and Casino. The project, which is anticipated to cost $460 million, is scheduled to open January 3, 1997. The Company has contributed $50 million in cash and certain rights to the New York theme from a third party licensor to the joint venture. MGM has contributed land (valued at $41.2 million) on which most of the project is being constructed and cash of $10.0 million. The joint venture has secured limited recourse bank financing of $285 million to fund the hotel/casino. The joint venture parties have executed Keep-Well and Completion Guaranty Agreements in conjunction with the financing. As of September 30, 1996, $225 million had been drawn on the bank financing. The joint venture is pursuing lease financing of up to $25 million, and anticipates the joint venture parties will each contribute an additional $20 to $25 million in subordinated loans or equity to the joint venture for completion of the project.

4. Long-Term Debt

As of September 30, 1996, the Company had an outstanding balance of $148,600,000, and at December 31, 1995, $144,000,000, on its Reducing Revolving Bank Credit Agreement ("Agreement"). The Company incurred a liability in connection with the acquisition of the New York - New York theme rights of $1,100,000, due January 6, 1997, and $400,000 due January 7, 1998. At September 30, 1996, the $1,100,000 due for the theme rights is reflected as a current obligation.

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

The Agreement provides for interest payments at least quarterly, at the prime rate or LIBOR, plus a sliding margin, based upon the Company's debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The margin, effective April 1, 1996, for the prime rate ranges between 0% and 1.0%, while the margin for LIBOR ranges between 1.0% and 2.0%. The weighted average interest rate at September 30, 1996 was 7.2%, and at December 31, 1995, 7.5%. The Company incurs commitment fees of .35% to .5% for the unused portion of the Agreement, depending upon the debt to EBITDA ratio achieved by the Company.
The obligation is secured by all real property, leasehold interests in real property, and personal property of the Company.

5. Commitments and Contingencies

a. Southwest Investment

On January 16, 1995, the Company and Southwest Casino & Hotel Corp. ("Southwest") entered into an agreement to fund the development of a casino for the Kickapoo Traditional Tribe of Texas in Eagle Pass, Texas. The Company has invested in Southwest in the form of a $1.6 million Convertible Term Promissory Note and has committed to fund a $2.2 million Demand Promissory Note in furtherance of this venture. As of September 30, 1996, $2.1 million has been advanced under the Demand Promissory Note.

Southwest was required to post a standby letter of credit for $800,000 in favor of the Kickapoo Tribe, which the Company posted on behalf of Southwest. Southwest is reimbursing the Company for the costs incurred. The facility opened in August 1996, with Class II gaming.

b. Biloxi Acquisition

In July 1996, the Company signed a letter of intent to purchase certain assets of BH Acquisition Corporation. In a separate transaction, the Company signed a letter of intent, to purchase Presidents Casinos', Inc. leasehold rights under its lease with BH Acquisition Corporation for the Broadwater Marina.

In October 1996, after completion of due diligence, the Company decided not to enter into definitive purchase agreements.

c. Litigation

Currently, there are lawsuits pending against the Company arising in the normal course of business. In management's opinion, the ultimate outcome of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)


SUMMARY OF OPERATIONS


For the three months ended September 30, 1996 net income was up 13.1% to $6.8 million. This improvement was primarily due to a 2.4% decrease in operating expenses coupled with lower interest expense. Net revenues decreased to $63.0 million from $64.2 million, or 1.9%. This decrease was primarily due to reduced entertainment volume and increases in promotional allowances.

Income from operations was $11.6 million, an increase of $44,000, over 1995. EBITDA (earnings before interest, taxes, depreciation and amortization) rose 1.3% to $18.4 million from $18.2 million in the prior year. Earnings per share increased to $.22 from $.19 in the prior year quarter.

Net income for the nine months ended September 30, 1996 was up 13.5% to $21.2 million due primarily to a 3.0% increase in net revenues and lower interest expense. The added room capacity at Buffalo Bill's, targeted marketing programs, increased bus customers, and improved highway traffic contributed to the revenue gains. Operating expenses increased to $150.2 million from $146.5 million, or 2.5%. This increase is primarily due to increases in promotional allowances, cost of gasoline and diesel, advertising, and increased business volume. EBITDA rose 3.1% to $57.0 million from $55.3 million in the prior year. Earnings per share increased to $.69 from $.61 in 1995.

REVENUES

Net revenues for the third quarter decreased by $1.2 million, or 1.9%. This decrease was due to decreased entertainment, and increased promotional allowances, offset by increased service station revenue. For the nine months ended September 30, 1996, net revenues rose 3.0% to $186.8 million. Additional occupied rooms, coupled with an increase in bus customers, and a continuing marketing campaign, contributed to the increased revenues.

The $1.2 million decrease in net revenues in the third quarter was primarily due to volume decreases in the entertainment area. During the third quarter, the Desperado Roller Coaster was out of service for repairs for approximately 20 days, which included the July 4 holiday period. Also, the log flume ride underwent renovations during the quarter. This down time contributed significantly to reduced ridership volume and also impacted the activity in the arcade area. Revenues from these areas declined $702,000. A reduced schedule of shows and events contributed to an additional $275,000 decline in entertainment revenue. The increase in service station revenue was primarily due to an increase in prices.

For the nine months ended September 30, 1996, an increase in occupied rooms, coupled with increased bus customers and highway traffic, generated a net revenue increase of $5.4 million. Casino revenues accounted for $2.0 million of the increase, while additional revenues from hotel and food and beverage added $1.2 million and $1.1 million, respectively, net of promotional allowances. The service station contributed $1.9 million of additional revenue for the nine months while entertainment revenue declined by $1.2 million. The increase in casino revenues was derived from slots, and was fueled by increased visitor volume. Higher promotional allowances contributed to an additional 48,000 occupied rooms, and coupled with a 12% increase in the average daily rate, resulted in the overall hotel revenue increase. Food and beverage revenue increases were primarily due to increased volume, and to a lesser extent, an increase in promotional allowances, as well as a slight price increase on selected items. The increase in service station revenue was due to a 10% increase in volume coupled with an 8% increase in prices. The decline in entertainment revenue primarily occurred in the third quarter.


COSTS AND EXPENSES

Expenses for the three months ended September 30, 1996 decreased $1.3 million, or 2.4%. Casino expense increased $406,000 primarily due to increased promotional allowances, which are all charged to casino expense. Food and beverage costs decreased $470,000 due to increased promotional allowances which are charged to casino expenses. Entertainment costs decreased $237,000 due primarily to lower costs for entertainers. Selling, general and administrative expenses declined $474,000 primarily due to reduced professional fees, development costs, and advertising, offset by $400,000 for costs associated with the resignation of the Company's former President. Property costs decreased $455,000 due primarily to lower utilities and insurance costs.

For the nine month period ended September 30, 1996, expenses increased $3.7 million to $150.2 million. Casino expenses increased $2.6 million primarily due to higher promotional allowances and increased costs commensurate with the increased business volume. Food and beverage costs increased $913,000 primarily due to increased volume and slightly higher payroll costs associated with enhanced customer service. Hotel costs increased $234,000 primarily as a result of 48,000 additional occupied rooms. Entertainment costs decreased $687,000 due primarily to lower entertainer and show production costs. Service station costs increased $1.6 million due to increases in product cost coupled with increased volume. Selling, general, and administrative expenses decreased $67,000. This decrease is primarily the result of lower professional fees, development costs, and advertising, offset by costs associated with the resignation of the Company's former President. Property costs are down $654,000 due primarily to lower utilities and insurance costs.

INTEREST EXPENSE

Interest expense was $1.1 million and $2.2 million for the three months ended September 30, 1996 and 1995, respectively. The Company incurred $2.7 million of interest during the third quarter of 1996, of which $1.6 million was capitalized as part of the New York - New York investment and the golf course development. In the third quarter of 1995, the Company incurred $3.2 million of interest, of which $1.0 million was capitalized. The decline in interest incurred was primarily due to lower rates.

Interest expense for the nine months ended September 30, 1996 was $3.9 million compared to $6.1 million in the prior year. The Company incurred $8.3 million of interest through September 30, 1996, of which $4.4 million was capitalized as part of the New York - New York investment and the golf course development. Through September 30, 1995, the Company incurred $9.5 million of interest of which $3.4 million was capitalized. Again, the decline in interest incurred was primarily due to lower rates.

INCOME TAXES

Income taxes increased to $3.8 million from $3.4 million for the three months ended September 30, 1996, primarily as a result of increased earnings before taxes. For the nine months ended September 30, 1996, income taxes increased to $11.7 million from $10.2 million in the prior year. Again, the increase is due primarily to the increase in earnings before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash and cash equivalents of $8.2 million as of September 30, 1996. Net cash provided by operations during the nine months ended September 30, 1996 was $45.2 million as compared to $45.0 million in the prior year.

The Company funds its daily operations through cash flow from operations. The Company borrows funds for significant capital expenditures and investments, such as the golf course development and the New York - New York investment, which can not be fully funded out of operating cash flows.

The Company has a $250 million Reducing Revolving Credit Facility, amended and restated July 1995, and amended March 1996. ("Agreement" see Note 4)

The Company is a 50% joint venture partner with MGM Grand, Inc. ("MGM") in the development and operation of the New York - New York Hotel & Casino, a $460 million project, including construction costs, pre-opening costs, and capitalized interest. In conjunction with the development, the joint venture secured a $225 million Construction/ Revolving loan from Bank of America as agent for a sixteen bank consortium, amended September 24, 1996 , to $285 million. The Company and MGM have executed a Completion Guaranty and Keep-Well Agreements in conjunction with the financing. As of September 30, 1996, $225 million had been drawn on the bank loan. The joint venture is pursuing lease financing of up to $25 million, and the joint venture partners anticipate the need to contribute $20 million to $25 million each, in subordinated loans or additional equity for project completion.

In September 1995, the Board of Directors approved a stock repurchase program authorizing the Company to acquire up to $15.0 million worth of its outstanding shares. On November 12, 1996, the Board amended the stock repurchase program, increasing the authorized amount to $50.0 million. The Company has acquired an aggregate of 835,000 shares at a cost of $13.3 million as of November 12, 1996.

The Company is presently developing a golf course complex in California approximately 4 miles south of the Nevada/California border. The first phase of this project includes, among other things, a Tom Fazio designed 18-hole championship course. This course is expected to cost $27.0 million, and be completed in the fourth quarter of 1996, with full operations to commence in early 1997. Phase two of this project, which includes a second golf course, is in the final design stages.

In September 1995, the Company, together with Sheldon Gordon and Randy Brant, developers of the Forum shops at Caesars Palace, announced the intent to develop a one million square foot themed shopping facility on 100 acres of land that is adjacent to the Primadonna Resort & Casino, and owned by Primm South Real Estate Company. The Company may incur certain infrastructure costs to accommodate this planned development. The facility is to be built and financed by the developers. The first phase of construction is expected to commence in early 1997, contingent upon obtaining project financing, with completion expected approximately twelve months thereafter.

The Company has granted two loans to the Southwest Casino and Hotel Corp. ("Southwest"). A Convertible Term Note, for $1.6 million, bears interest at 8%, and is convertible into 16,000 shares of Series B Convertible Preferred Stock. The Company has also provided $2.1 million, and has agreed to provide an additional $100,000, pursuant to a Demand Promissory Note; the proceeds were used for the construction of the Kickapoo gaming facility at Eagle Pass, Texas. The Demand Promissory Note bears interest at 12% through June 1, 1997, 15% through December 1, 1997, and 18% thereafter. The Demand Promissory Note requires the borrower to use its best efforts to obtain take-out financing in an amount equal to at least 75% of the principal amount of the note.

Before opening the facility, Southwest was required to post a standby letter of credit for $800,000 in favor of the Kickapoo Tribe, which the Company has posted on behalf of Southwest. Southwest is reimbursing the Company for the costs incurred. The facility opened in August 1996, offering Class II gaming.

In July 1996, the Company signed a letter of intent to purchase certain assets of BH Acquisition Corporation. In a separate transaction, the Company signed a letter of intent to purchase Presidents Casinos', Inc. leasehold rights under its lease with BH Acquisition Corporation for the Broadwater Marina.

In October 1996, after completion of due diligence, the Company decided not to enter into definitive purchase agreements.

Capital expenditures for the nine months ended September 30, 1996 were $42.8 million, as compared to $78.5 million for the nine months ended September 30, 1995. Of the $42.8 million, $18.4 million was for the golf course, $13.1 million for the New York-New York investment, $1.7 million for Southwest, $3.5 million for the purchase slot machines and related player tracking systems, and $6.1 million for the maintenance of existing facilities. For the balance of the year, capital requirements are expected to include $3.0 million for the Primadonna conference center, $1.6 million for the golf course, $20.0 million to $25.0 million for the New York - New York investment, and $5.0 million for the maintenance of existing facilities.

The Company believes that its current cash flow, coupled with its reducing revolving credit facility, provide the resources and flexibility to meet existing obligations and to fund its commitments on the projects discussed above. The Company continues to pursue other gaming opportunities, and if successful, may need to obtain additional bank or vendor financing, or issue public or private debt or equity, or a combination thereof.

FORWARD LOOKING INFORMATION

Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," or "continue," or the negative thereof, or other variations thereon, or comparable terminology. These statements are subject to a number of risks and uncertainties, including but not limited to, cost overruns and delays associated with construction projects (including material and labor shortages, work stoppages, design changes, weather, and unanticipated cost increases), such as New York -
New York and the golf course. Further, costs or delays associated with engineering, environmental or geological matters could impact the golf course project.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On July 12, 1996, the plaintiffs in the purported class action suites filed April 26, 1994 and May 10, 1994, as discussed in the Annual Report Form 10 - K, Legal Proceedings, filed a motion seeking to lift the stay of discovery and seeking leave to add additional defendants. The defendants (including the Company) have opposed these motions, and no hearing date has been set on these motions. By order dated August 17, 1996, the Case was transferred to Judge David Ezra and assigned the new Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE.

On August 15, 1996, the Court granted the motion to dismiss, without prejudice, the September 15, 1995 complaint filed in the United States District Court for Nevada, as discussed in the Annual Report Form 10 - K, Legal Proceedings. An amended complaint was filed on September 30, 1996. The defendants (including the Company) have filed motions to dismiss the amended complaint for failure to state a claim and on other grounds.

Items 2 through 5. None.

Item 6. Exhibits and Reports on Form 8 - K.

  (a) Exhibits.
      10.28 Consulting Agreement between Robert E. Armstrong and The Primadonna Corporation dated September 1, 1996.

      Exhibit 27. Financial Data Schedule as of September 30, 1996.

See exhibit index on page 18 for exhibits filed with this report.

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


                                                      PRIMADONNA RESORTS, INC.
                                                      ________________________
                                                          (Registrant)


Date: November 12, 1996                           By  /s/Michael P. Shaunnessy
                                                    __________________________
                                                       Michael P. Shaunnessy
                                                      Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit                                                            Sequentially
  No.                           Description                          Numbered
                                                                       Pages
_______          ___________________________________________       ____________

10.28            Consulting Agreement between Robert E. Armstrong
                 and The Primadonna Corporation dated
                 September 1, 1996                                     19 - 22

27               Financial Data Schedule as of September 30, 1996      23