Form 10-K
period 1996-12-31
PRIMADONNA RESORTS INC
filed 1997-03-27
CIK 901118

                                  FORM 10 - K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
     For the Fiscal Year Ended December 31, 1996
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
     For the transition period from ............... to ...............

Commission File Number  0-21732

                           PRIMADONNA RESORTS, INC.
              (Exact name of registrant as specified in its charter)
        Nevada                                          88-0297563
(State of Incorporation)                   (I.R.S. Employer Identification No.)
                 P.O. Box 95997, Las Vegas, Nevada 89193-5997
                   (Address of principal executive offices)
     Registrant's telephone number, including area code:  (702) 382-1212

          Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of Each Exchange
            Title of Each Class                            on Which Registered
            ___________________                           _____________________
              Not applicable                                 Not applicable
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $ .01 par value
          ___________________________________________________________
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]  No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997: $377,712,477

The number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1997: 29,822,475 shares of Common Stock, $ .01 Par Value

Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                                      Exhibit Index on page  66
                                                      Total number of pages  69

                   PRIMADONNA RESORTS, INC. AND SUBSIDIARIES

                                  FORM 10-K

                                    INDEX

                                                                  Page no.
PART I

Item 1.  Business................................................   3 - 14

Item 2.  Properties..............................................  15

Item 3.  Legal Proceedings.......................................  15 - 16

Item 4.  Submission of Matters to a Vote of Security Holders.....  17

Part II

Item 5.  Market for Registrant's Common Stock and Related
            Stockholders Matters.................................  17

Item 6.  Selected Financial Data.................................  18 - 19

Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................  19 - 25

Item 8.  Consolidated Financial Statements and
            Supplementary Data...................................  26 - 59

Item 9.  Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure..................  60

Part III

Item 10. Directors and Executive Officers of the Registrant......  60

Item 11. Executive Compensation..................................  60

Item 12. Security Ownership of Certain Beneficial Owners
            and Management.......................................  60

Item 13. Certain Relationships and Related Transactions..........  60

Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K..........................................  61 - 64

         Signatures..............................................  65

                                    PART I

Item 1. Business

Primadonna Resorts, Inc. ("Company") owns and operates three resort-casinos on both sides of Interstate 15 at the California/Nevada border, newly designated as Primm, Nevada ("Primm"), a 50% interest in NEW YORK-NEW YORK Hotel & Casino, LLC ("NEW YORK-NEW YORK") on the Las Vegas "Strip", and the Primm Valley Golf Club ("Primm Valley") in California.

Buffalo Bill's Resort & Casino ("Buffalo Bill's"), Primadonna Resort & Casino ("Primadonna"), and Whiskey Pete's Hotel & Casino ("Whiskey Pete's" and together with Buffalo Bill's and Primadonna, "Primm Properties") form a major destination location and offer, to the more than ten million vehicles traveling through Primm on Interstate 15, the first opportunity to wager upon entering Nevada, and the last opportunity before leaving. The Company estimates that more than 25% of all passing vehicles stopped at the Primm Properties in 1996.

The Company is a 50% joint venture partner with MGM Grand, Inc. ("MGM") in NEW YORK-NEW YORK, which was completed in late December 1996, and opened to the public on January 3, 1997. The New York themed mega-resort is located at the premier location on the Las Vegas "Strip", the corner of Tropicana Avenue and Las Vegas Boulevard.

In February 1997, the Company opened the challenging championship 18-hole Primm Valley Golf Club, designed by Tom Fazio, and located in California, four miles south of Primm. This represents the first phase of a golf educational complex to include an additional 18-hole championship course and a golf academy.


Business Strategy


The Company's business strategy at Primm is to capitalize on its unique and advantageous location on the heavily traveled Interstate 15 corridor. Approximately 10.8 million, 10.6 million and 10.4 million vehicles traveled through Primm on Interstate 15 in 1996, 1995, and 1994, respectively. The next closest casino-hotel is located in Jean, Nevada, approximately eleven miles north towards Las Vegas. Most of the land between Primm and Jean that is not owned, leased or subject to the Company's exclusive gaming rights, is owned by the Federal Government. The Primm Properties offer a convenient stop for Interstate 15 travelers, and an attractive destination location for Southern California residents, and to a lesser extent, visitors from Las Vegas and elsewhere.

The Company positions its Primm Properties to appeal to "tiered" market segments including the family/entertainment-oriented Buffalo Bill's, the conference/leisure-oriented Primadonna, and the value-oriented Whiskey Pete's. These hotel-casinos attract drive-by and overnight customers offering good values on dining and lodging, with an emphasis on service, quality, cleanliness and comfort. The Primm Properties offer an array of amenities and attractions, including 113,500 square feet of casino space, 2,676 hotel rooms, 10 restaurants, and a variety of rides. The three casinos include approximately

4,150 slot machines, 105 table games, poker, keno, and race and sports books. In addition, the Primm Properties offer one-of-a-kind swimming pools, a movie theater, motion simulation theaters, ferris wheel, bowling center, an interactive water flume ride, and "The Desperado" roller coaster. These attractions encourage visits by families and provide entertainment for children, while allowing adults to spend more time in the Company's casinos. The 6,100-seat Star of the Desert Arena hosts top-name entertainers, and has allowed the Company to use special events as part of extended stay packages.

To further advance Primm as a destination location, increase mid-week utilization, and attract a more upscale clientele, the Company opened Primm Valley in February 1997. A second 18-hole course and a golf school is under construction with opening expected by the end of 1997.

Additionally, the Company is constructing a 25,000 square foot conference center at the Primadonna that is expected to open in mid-1997. The Company intends to pursue group and conference business to coincide with the opening of the conference center. In addition, a 600,000 square foot themed outlet mall is to be constructed adjacent to the Primadonna, by third party developers; the anticipated opening is mid-1998.

The Company is actively continuing bus and tour contracts with major operators. Special events and entertainment promotions are held to further enhance the destination concept as well as to foster repeat visits from patrons.

A major element of the Company's business strategy at Primm is to emphasize slot machine play. Slot play contributes to a consistent cash flow, profit generation, and provides significant operating leverage because of lower associated labor costs. The Company's low minimum and maximum ($500) betting limits for its table games also helps stabilize its cash flows. The Company has installed player tracking systems to encourage customer loyalty, and visitations. Additionally, the Company uses these systems to more efficiently target and administer its direct mail programs.

The Company's strategy at NEW YORK-NEW YORK is to create an atmosphere that will cause visitors to believe that the hotel, with its New York skyline, the "Manhattan Express" roller coaster and its Coney Island style amusement center, are a "must-see" on any Las Vegas visit. NEW-YORK-NEW YORK is targeted towards the upper end of the middle market.

The Company's growth and diversification strategy is to develop or acquire additional casino operations by capitalizing upon its design, development, marketing, and operational expertise. The Company is actively seeking opportunities to expand beyond Primm and NEW YORK-NEW YORK, however, the Company is highly selective in its evaluation of expansion opportunities. The Company's expansion activities focus on (i) venues with long-term growth potential, political stability, and a reliable regulatory environment, (ii) unique locations that provide immediate access to high population density or traffic flow and some degree of market protection, (iii) development sites with enough available land to grow, and (iv) projects that generate meaningful cash flow and an above average return on investment. The Company believes that it is well positioned to pursue business opportunities either alone, or through strategic alliances with other entities.

Current Operations

Buffalo Bill's Resort & Casino

Buffalo Bill's is a western-themed resort-casino, targeted towards the family/ entertainment market segment, offering diverse amenities that appeal to all age groups. The 35 foot high ceiling gives one the feel of the wide open spaces of the old west. Buffalo Bill's has 1,239 rooms in two 16-story towers. The complex includes approximately 46,000 square feet of casino space including approximately 1,700 slot machines, 42 table games, a keno lounge, and a race and sports book; four restaurants; a deli; two bars; two motion simulation theaters; a movie theater; the 6,100-seat Star of the Desert Arena; a Ghost Town attraction including various novelty, gift, and food specialty shops; a buffalo shaped swimming pool with a Jacuzzi; a video arcade and midway games.

In addition, Buffalo Bill's features "The Desperado", the tallest and fastest roller coaster in the western hemisphere, and the interactive "Adventure Canyon" water log flume ride, both of which are accessible from within the casino. In April 1997 the Company is opening another thrill ride , the "Turbo Drop", which gives riders the experience of weightlessness from 6Gs of negative force.

Whiskey Pete's Hotel & Casino

Whiskey Pete's attracts travelers seeking a value-oriented casual and friendly atmosphere. The congenial, "down to earth" atmosphere is promoted through the Gold Rush period dress of the employees, the use of wood and bright colors throughout the interior, and the "home-style" cooking offered in the Whiskey Pete's restaurants.

Whiskey Pete's, an 1850's Gold Rush themed hotel-casino, offers a 36,400 square foot casino, three restaurants, a snack bar, three bars and a lounge, a 650 seat showroom, 777 rooms, swimming pool with a water slide and Jacuzzi, and an arcade. The casino includes approximately 1,350 slot machines, 30 table games, a keno lounge, and a race and sports book. The casino entrance features the original Bonnie & Clyde "Death Car" and the Dutch Schultz-Al Capone "Gangster Car".

Primadonna Resort & Casino

The Primadonna Resort & Casino is currently being re-themed to a golf resort atmosphere, and will soon be renamed Primm Valley Resort & Casino. The rooms renovation has been completed, and the balance of the project should be finished by mid-1997. The project also includes the construction of a 25,000 square foot conference center, capable of accommodating 2,500 people, and the addition of 15,000 square feet of casino space. During construction of the expansion, the Company may experience an impact on business levels as areas of the casino are taken out of service for remodeling work. The Primadonna is targeted to the upscale conference/leisure market. The property is located between Whiskey Pete's and Buffalo Bill's, and the current monorail system is being upgraded and extended to connect all three properties.

Primadonna currently has a 31,100 square foot casino, including 1,100 slot machines and 33 table games, keno lounge, poker and a race and sports book, 660 rooms, three restaurants, two bars, a snack bar, ferris wheel, arcade, and bowling center. The property is a four-story diamond shaped building with a large interior courtyard consisting of a swimming pool, Jacuzzi and garden.

Primm Valley Golf Club

The Primm Valley Golf Club, located approximately four miles south in California, was completed in December 1996 and opened to the public in February 1997. The first phase offers an 18-hole Tom Fazio designed championship course, a driving range, and other practice facilities. The second phase, currently under construction, includes a clubhouse, to be completed in mid-1997, and a second Tom Fazio designed 18-hole course, to be completed by the end of 1997. The addition of the golf course, coupled with the Primadonna re-theming and the conference center, is expected to appeal to groups seeking an attractive setting for mid-week conferences, with golf as a recreational option. The Company also believes that the attractiveness of Primm Valley is enhanced by the limited number of premier golf facilities available to Las Vegas visitors and residents.

NEW YORK - NEW YORK

The 48 story NEW YORK-NEW YORK Hotel & Casino complex includes such landmarks as the Statue of Liberty, Empire State Building, Central Park, and the Brooklyn Bridge. This New York-themed property contains an 84,000 square foot casino, 2,033 rooms, themed restaurants and lounges, retail outlets, the "Manhattan Express" roller coaster and a Coney Island style amusement area. The casino has approximately 2,400 slots machines, 71 table games, a keno lounge, and a race and sports book. The property includes approximately 30,000 square feet of retail space, and will be opening a showroom in mid-1997.

The operating agreement for NEW YORK-NEW YORK contains a buy/sell provision allowing either party, at any time six months after opening, to make an offer for a stated price, for the other party's interest. The other party must either sell its interest, or buy the offering party's interest, at the stated price. NEW YORK-NEW YORK is managed by a chief executive officer appointed by the board of directors consisting of three representatives from each company. If the Company and MGM are unable to reach agreement on any joint venture decision, there is no mechanism for resolving the dispute other than through the buy/sell provision.

Amenities

The Company offers numerous other amenities at Primm. Interstate 15 travelers have 24-hour Unocal and Texaco service stations as well as a truck stop at Whiskey Pete's that offers a lounge and shower facilities. Located adjacent to Primadonna is the RV Village offering 199 full-service hookups for recreational vehicles. Subleased to a franchisee is a 24-hour McDonald's.

The Primm Properties also benefit from a convenience store (owned by the Company's Chairman of the Board and his brothers and sisters), located just south of Primadonna on the California side of the border. This store attracts Las Vegas residents who want to purchase California lottery tickets.

Other Projects

Retail Outlet Mall

The team of Sheldon Gordon and Randy Brant, developers of the Forum Shops at Caesar's Palace, along with the TrizecHahn Centers, intend to develop up to a
1.0 million square foot highly themed retail outlet mall on 100 acres of land adjacent to the Primadonna and owned by Primm South Real Estate Company. The first phase of the project is approximately 600,000 square feet and is expected to be completed by the middle of 1998. The Company may incur approximately $1.5 million of infrastructure costs related to roadways and water/sewer systems to accommodate the development, which will be built and financed by the developers. The Company is planning to directly connect the Primadonna casino to the mall.

Southwest

The Company has advanced a total of $3.8 million to Southwest Casino and Hotel Corp. ("Southwest"), a developer and manager of Native American gaming enterprises. Southwest manages a Class II Indian gaming facility in Eagle Pass, Texas for the Kickapoo Traditional Tribe of Texas. Among other games, the Kickapoo facility operates Lucky Tab 2 machines which are currently the subject of litigation in Texas concerning their use in a Class II facility. An adverse ruling would impact the profitability of this operation. Southwest also manages a Class II Indian gaming facility just outside Oklahoma City, Oklahoma for the Cheyenne and Arapaho Tribes.

The Company holds a $1.6 million Convertible Term Promissory Note which is convertible into preferred stock of Southwest, and a $2.2 million Demand Promissory Note which is secured by the management contract on the Kickapoo gaming facility, a deed of trust, and a UCC-1 financing statement. Based upon the current financial condition of Southwest, the Company has fully reserved the $1.6 million Convertible Term Promissory Note and related interest. No reserve has been established for the Demand Promissory Note due to its collateralization. Additionally, the Company has issued an $800,000 reducing letter of credit related to the Texas facility, which has been reduced to $515,000 as of February 28, 1997.

Competition

The Company's Primm Properties compete primarily with two casino-hotels located 11 miles north along Interstate 15 in Jean, Nevada, and with numerous other casino-hotels in the Las Vegas area, principally on the basis of location, range and pricing of amenities, gaming mix, and overall atmosphere. The NEW YORK-NEW YORK Hotel & Casino competes primarily with the other mega-resorts and hotels on Las Vegas Boulevard, and with a few major casino-hotels in downtown Las Vegas.

Several new major resort projects have been announced and are expected to be completed within the next two years. Several current resorts have announced plans to add additional rooms in Las Vegas. This increase in capacity may increase competition for customers both at the Company's Primm Properties and at NEW YORK-NEW YORK. Since many of the Company's current customers stop at Primm as they are driving on Interstate 15 to and from major casino-hotels located in Las Vegas, the Company believes that its success at Primm is also favorably influenced by the popularity of the Las Vegas casino-hotels.

To a lesser extent, the Company's Primm resort-casinos also compete with gaming establishments in or near Laughlin, Nevada, approximately 90 miles away in Southern Nevada. Laughlin caters to moderate to middle income, value oriented customers who travel primarily by car, bus, and recreational vehicle. The addition of major gaming properties or the substantial expansion of existing Laughlin casino-hotels could have an adverse effect on the number of customers visiting the Company's Primm Properties.

Since the 1980's, legalized gaming opportunities have proliferated throughout the United States. Some form of gaming is legal in all 50 states except Hawaii and Utah. Riverboat, dockside or land-based gaming is currently legal in several states, and in excess of 100 compacts have been negotiated between Indian tribes and certain states to allow various forms of gaming on Indian owned land. California sponsors a lottery (as do numerous other states) and allows other non-casino style gaming, including pari-mutuel wagering, card parlors and bingo.

There are currently Indian casinos in California and Arizona , several of which are quite large and offer slot machines and table games. Indian casinos located along Interstate 10 in the San Bernadino-Palm Springs region and in the greater San Diego area pose the most direct competition to the Primm Properties. Despite the fact that compacts have not been negotiated between the Tribes and the State of California, these Indian casinos have operated with casino-type gaming.

There are various cases making their way through the California court system that are intended to force the State to negotiate full scale gaming compacts with the Indian tribes. Additionally, there are state and local initiatives as well as legislation continually being presented to allow some form of Indian and non-Indian casino gaming at various locales in California.

While the Company believes that the continued spread of legalized gaming may, in the future, present the Company with additional opportunities for expansion, increased legalized gaming in some jurisdictions, particularly in areas close to Nevada, such as Southern California and Arizona, could adversely affect the Company's operations, particularly the number of bus groups and individuals making day trips to the Company's properties.

Business Risks

The Company is highly dependent on customers from Southern California traveling to and from Las Vegas along Interstate 15. In the event that the Interstate, or the entrance and exit ramps providing access to the Primm Properties, were impaired for an extended period of time due to road modifications, repairs, weather, or other factors, the operations and financial performance of the Company would be adversely affected. Additionally, significant increases in fuel costs could have an impact on the number of travelers on Interstate 15.

As with any major construction project, the expansion and remodeling of the Primadonna, the construction of a club house and second golf course at Primm Valley, and the plans for an outlet mall, involve many potential risks, including shortages of materials and labor, work stoppages, labor disputes, weather interference, engineering, environmental, or geological problems, governmental regulations and approvals, and unanticipated cost increases, including those arising from design changes, any of which could give rise to delays or cost overruns.

The Company's employees primarily live in the Las Vegas area, which is approximately 40 miles away from Primm . The continued growth and expansion of resort properties in Las Vegas could adversely impact the Company's ability to attract and retain qualified employees, and may put pressure on compensation costs.

While the Company believes that it has sufficient water for its present expansion plans and operations, the Company will need further governmental approvals to use additional water for future expansion. There can be no assurance that future requests for additional water will be granted.

Regulation and Licensing

The ownership and operation of casino gaming facilities in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and the Clark County Liquor and Gaming Licensing Board ("CCLGLB"). The Nevada Commission, the Nevada Board and the CCLGLB are collectively referred to as the "Nevada Gaming Authorities". The PRMA Land Development Company, which owns and operates the Primm Valley Golf Club, is subject to licensing and regulatory control of the California and San
Bernadino County Alcoholic Beverage Commissions.

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

The Primadonna Corporation, which operates Whiskey Pete's, Primadonna, and Buffalo Bill's, is required to be licensed by the Nevada Gaming Authorities. Additionally, PRMA Las Vegas, Inc., which is a 50% joint venture party in NEW YORK-NEW YORK, as well as NEW YORK_NEW YORK itself, are required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, The Primadonna Corporation, PRMA Las Vegas, Inc., or NEW YORK-NEW YORK without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, The Primadonna Corporation, PRMA Las Vegas, Inc., and NEW YORK-NEW YORK have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, The Primadonna Corporation, PRMA Las Vegas, Inc., or NEW YORK-NEW YORK in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of The Primadonna Corporation, PRMA Las Vegas, Inc., or NEW YORK-NEW YORK must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of The Primadonna Corporation, PRMA Las Vegas, Inc., or NEW YORK-NEW YORK may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, The Primadonna Corporation, PRMA Las Vegas, Inc., or NEW YORK-NEW YORK, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, The Primadonna Corporation, PRMA Las Vegas, Inc., or NEW YORK-NEW YORK to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability, or of questions pertaining to licensing, are not subject to judicial review in Nevada.

The Company, The Primadonna Corporation, PRMA Las Vegas, Inc., and NEW YORK-NEW YORK are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company, The Primadonna Corporation, PRMA Las Vegas, Inc., or NEW YORK-NEW YORK must be reported to or approved by the Nevada Commission.

If it were determined that the Nevada Act was violated by The Primadonna Corporation or NEW YORK-NEW YORK, the gaming licenses they hold could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, The Primadonna Corporation, PRMA Las Vegas, Inc., or NEW YORK-NEW YORK and the persons involved, could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties), could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined, if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor", as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor, and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation, beyond such period of time as may be prescribed by the Nevada Commission, may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, The Primadonna Corporation, PRMA Las Vegas, Inc., or NEW YORK-NEW YORK, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting rights conferred through securities held by that person,
(iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

The Nevada Commission may, at its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated, and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting rights by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On July 25, 1996, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board.

Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities, and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policies to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof, and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, semi-annually, or annually, and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000, to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission, if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

The sale of alcoholic beverages at Primadonna, Whiskey Pete's, Buffalo Bill's, Primm Valley Golf Course, and NEW YORK-NEW YORK is subject to licensing, control, and regulation by the applicable state and local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend, or revoke any such licenses, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company.

The gaming industry represents a significant source of tax revenues for the State of Nevada and Clark County. From time to time, various changes in the tax laws and their administration are proposed by various legislators and officials. Recent proposals have included a federal gaming tax and increases in state and local gaming taxes. A federal study of gaming has been passed into law. The two year study of gaming by the commission will have broad powers, including subpoenas. The impact of this study is not known at this time. In addition, federal income tax proposals have been suggested which would limit the deductibility of promotional allowances provided to customers, modify the withholding requirements on amounts won by customers, and impose withholding on negotiated discounts provided to customers. It is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. Such changes, if adopted, could have a material adverse effect on the Company's financial results.

The Company and certain of its officers and directors have been investigated and found suitable by the Mississippi Gaming Commission ("MGC") in connection with a proposed acquisition in Biloxi Mississippi, which acquisition was later abandoned by the Company. The Company is also registered with the MGC as a "publicly traded holding company" and remains subject to the reporting requirements by the Mississippi Gaming Control Act and the regulations promulgated thereunder as such requirements relate to the Company's registration as a publicly traded holding company. Such reporting and registration requirements are similar to those imposed by the State of Nevada discussed above.

Employees

As of December 31, 1996, the Company had a total of 3,805 employees, of whom 1,214 were in gaming operations, 427 in hotel operations, 1,008 in food and beverage, and 1,156 in other operations. None of the Company's employees is represented by a labor union, but there can be no assurance that this will continue. Management considers its labor relations to be good.

As of December 31, 1996, NEW YORK-NEW YORK, in which the Company is a 50% partner, had 1,777 employees. None of these employees are currently represented by labor unions, however, the property is negotiating with the Teamsters and Culinary Unions for representation of certain employees.

Item 2. Properties

The Primm Properties are located on approximately 142 acres of land on both sides of Interstate 15 at the California/Nevada state line. Substantially all of the land is leased from Primm South Real Estate Company, a corporation owned by the Company's Chairman, and his brothers and sisters. The lease has an expiration date of 2043 with an option to renew for an additional 25 years. Rent for all properties covered by the lease is approximately $441,000 per month. Rent increases each year by the cost of living, but not more than eight percent in any one year. Each eight years, the rent is to be reset by two appraisers, or, if they are unable to agree, by another appraiser selected by the other appraisers. The lease provides for a fee of $100,000 per year, adjusted every 10 years by the cost of living but not more than eight percent annually, for the exclusive right to any gaming activity on any of the unleased acreage owned by the lessor. In addition, the lessor has made available to the Company acreage for a wastewater treatment plant operated by the Company and the associated rapid infiltration basins.

The Company owns approximately 12 acres immediately north of Buffalo Bill's that are currently the site of 144 company-owned mobile homes rented to employees. The Company owns approximately 535 acres of land in California, approximately four miles south of Primm, which is the location for the Primm Valley Golf Club. Upon completion of the second golf course, approximately 100 acres will remain for future use.

The Company has first priority on water in various wells located on federal land, and has received permits to pipe the water to its property. The Company believes that there is adequate water, and that the Company has the necessary permits to pipe sufficient quantities of water, to meet present and ongoing needs of the Primm Properties. Such permits and rights are subject to the jurisdiction and on-going regulatory authority of the U.S. Bureau of Land Management, the States of Nevada and California, and local governmental units. The Company believes that adequate water for Primm Valley is available. There can be no assurances that any future requests for additional water will be approved, or that no further requirements will be imposed by governmental agencies on the Company's use and delivery of water to the Primm Properties.

The wastewater treatment plant has sufficient capacity to support the Primm requirements. The plant was constructed, and will be upgraded, in a manner to allow for expansion on the site if additional capacity is needed in the future.

NEW YORK-NEW YORK is located on approximately 20 acres at the intersection of Tropicana and Las Vegas Boulevard on the Las Vegas "Strip". This is subject to a first priority deed of trust secured by the $285 million of bank financing due December 2001.

Item 3. Legal Proceedings

On April 26, 1994, a purported class action lawsuit was filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company ("Poulos"). On May 10, 1994, a complaint alleging substantially identical claims was filed by another plaintiff in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel-casino companies ("Ahern"). The complaints allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and discovery with respect to jurisdictional issues is currently in progress ("Poulos/Ahern"). On December 9, 1994 the Florida Court ordered the case be transferred to the United States District Court for the District of Nevada. On April 17, 1996, the federal district court in Las Vegas, Nevada, dismissed the purported class action suit, and gave the claimants until May 31, 1996 to file amended complaints. On May 31, 1996 the plaintiffs filed an amended complaint, and also filed a motion to substitute Brenda McElmore for Mr. Ahern as one of the class representatives. The motion has not been opposed by the Company. On July 12, 1996, the plaintiffs filed a motion seeking to lift the December 30, 1994 stay of discovery and seeking leave to add additional defendants. The defendants (including the Company) have opposed those motions, and no hearing date has been set on these motions. By order dated August 17, 1996, the Case was transferred to Judge Ezra of the United States District Court of Hawaii, and assigned the new Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE.

On September 26, 1995, a complaint was filed in the United States District Court for Nevada against 45 operators, manufacturers and distributors of video poker and electronic slot machines, including the Company ("Schreier"). The complaint alleges that the defendants have engaged in fraudulent conduct to induce persons to play the devices by misrepresenting how the devices operate, and the opportunity to win. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, and common law fraud and seeks unspecified compensatory and punitive damages. On August 15, 1996 the Court granted the motion to dismiss, without prejudice. An amended complaint was filed on September 30, 1996. The defendants (including the Company) have filed motions to dismiss the amended complaint for failure to state a claim and on other grounds. On December 13, 1996 Judge Ezra consolidated the Poulos/Ahern and Schreier cases("Poulos/Ahern/Schreier"). The plaintiffs, Poulos/Ahern/ Schreier had until February 14, 1997 to file one consolidated complaint, which was done. The defendants (including the Company) appointed a steering committee to file consolidated pleadings in response to the consolidated complaint. On February 14, 1997, the parties filed a case management order. The defendants filed a motion to dismiss on March 21, 1997.

An amended complaint in a purported class action lawsuit was filed on August 23, 1995 in the United States District Court for New Jersey against 80 named defendants, including the Company and other casino operators. The complaint alleged that the defendants had conspired to deprive skilled blackjack players from having the opportunity to play and win in the casinos. The complaint alleged violation of various statutes, including the Fair Credit Act, the Sherman Act, and several state antitrust and fraud statutes. The complaint sought compensatory and exemplary damages, including treble damages for alleged violations of the Sherman Act. On May 30, 1996, the United States District Court for New Jersey granted the defendants' motion for dismissal, in its entirety.

Management does not expect that the above litigation will have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.


                                    Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is quoted on the NASDAQ National Market System under the symbol "PRMA". The following table sets forth, for the periods indicated, the high and low closing sales price per share of the common stock as reported by NASDAQ.

                                                       HIGH           LOW
                                                      _____          _____

Fiscal Year Ending December 31, 1996

    First Quarter................................... $17.75         $12.25

    Second Quarter..................................  25.00          15.25

    Third Quarter...................................  23.75          17.00

    Fourth Quarter..................................  19.50          15.63


Fiscal Year Ending December 31, 1995

    First Quarter................................... $25.00         $19.50

    Second Quarter..................................  25.75          20.88

    Third Quarter...................................  24.25          15.25

    Fourth Quarter..................................  17.38          14.25

As of February 4, 1997 there were 489 holders of record of the Company's common stock.

The Company has neither declared nor paid any dividends since its initial public offering on June 22, 1993. The payment of any dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, loan restrictions, the general financial condition of the Company and general business conditions.

Item 6. Selected Financial Data

The selected consolidated financial data presented below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, Notes thereto, and other financial and statistical information included elsewhere in this report.

                                              Years ended December 31,
                                    ___________________________________________
                              1996       1995       1994       1993       1992
                            _______    _______    _______    _______    _______
Income Statement Data:
(In thousands, except share data)

Net revenues               $234,935   $239,797   $193,860   $144,279   $129,147
EBITDA (1)                   67,395     71,057     63,228     56,301     49,619
Operating Income             31,012     43,992     41,560     44,996     39,642
Net Income (2)               16,768     23,307     26,462     29,125     25,180
Cash dividends (3)             -          -          -        65,141     24,775

EBITDA per share             $ 2.21     $ 2.31     $ 2.05     $ 1.94     $ 1.84
Earnings per share              .55        .76        .86       1.00        .93

Balance Sheet Data:
(In thousands, except share data)

Total Assets               $399,971   $373,219   $311,613   $165,674   $104,336
Long term debt              168,200    145,500    116,100       -        28,682
Stockholders' equity        201,018    196,046    171,357    144,836     68,807

Equity per share             $ 6.58     $ 6.36     $ 5.56     $ 4.99     $ 2.55

Other Data:

Employees                     3,805      3,834      3,705      2,159      1,763
Average hotel rooms           2,676      2,411      1,664        908        799
Slot machines                 4,150      4,140      4,207      2,409      2,105
Table games                     105        113        106         64         59

____________________________
(1) "EBITDA" consists of operating income plus depreciation, amortization, and pre-opening costs ( including pre-opening costs of New York - New York). EBITDA should not be construed as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) or as a measure of liquidity.

(2) Pro forma for 1993 and 1992, reflecting provisions for federal income taxes assuming an effective tax rate of 35% from January 1 through June 22, 1993 (the date of the initial public offering), and a 34% rate for 1992. Also assumes the Company would not have incurred interest on certain subordinated notes in 1993, and would not have recorded the reinstatement of deferred taxes.

(3) The Company has not paid any dividends since its initial public offering in June, 1993. Previously, the Company had distributed a substantial portion of its net income as cash dividends to its S corporation stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Summary of Operations

The Company continued the process of absorbing the capacity provided by Buffalo Bill's, while continuing to pursue its strategy of enhancing Primm as a destination location. The Tom Fazio designed golf course has been completed and it opened to the public in February 1997. The expansion and upgrade of the Primadonna is under way, and the construction of an upscale factory outlet mall is expected to break ground in mid-1997.

The Company continued its focus on marketing in an effort to absorb mid-week capacity. With the addition of comprehensive player tracking systems, the Company is now positioned to more effectively execute its direct mail marketing campaigns. There were an additional 52,000 occupied rooms during 1996, a substantial portion of which were during the mid-week period.

Net revenues, before the equity loss from NEW YORK-NEW YORK, increased to $242.8 million, an increase of 1.2%. Net income was $16.8 million, a decline of $6.5 million, which was primarily due to the $7.8 million loss from NEW YORK-NEW YORK, $1.1 million in pre-opening costs associated with the golf course, a $2.3 million increase in selling, general and administrative expenses, and a $900,000 increase in the cost of promotional allowances, offset by a $3.0 million decrease in interest expense and the corresponding $3.5 million reduction in the tax provision.

Revenues

Overall casino revenue of $170.4 million was virtually unchanged from the prior year. Slot revenue increased $1.4 million, while table games revenue declined $1.3 million, yielding a net increase of $118,000 in casino revenue. Food and beverage revenue increased to $29.7 million from $28.1 million, an increase of $1.6 million, or 5.7%. The increase is primarily due to increased food covers, coupled with selected beverage price increases. Hotel revenue increased to $23.6 million from $19.8 million, an increase of $3.8 million, or 19.4%. An increase in rooms sold, including a substantial increase in complimentary rooms provided to customers, coupled with a 10% increase in rates, were the primary causes of the increase. The increase in complimentary rooms contributed $2.4 million of the revenue increase, while cash revenues contributed $1.4 million.

Entertainment revenue declined to $11.7 million from $13.2 million, a decrease of $1.5 million, or 11.0%. The decline was primarily due to the reduced ridership on "The Desperado" roller coaster, the log flume ride, and the motion theaters. These declines were compounded by "The Desperado" being out of service for repairs during 20 days of the peak summer season, and the log flume ride undergoing extensive renovations to make the ride more interactive and exciting, which caused it to be out of service for 30 days. The motion theaters are located in close proximity to the other two rides, and management believes that they were impacted by the reduced levels of activity in the area when each of the two primary rides was out of service. To address the declining volume in this area, the Company is installing a new thrill ride, the "Turbo Drop", which the Company anticipates will reinvigorate this segment of its business, upon its completion in April 1997.

Service station revenue increased to $15.0 million from $13.0 million, an increase of $2.0 million, or 15.6%. This increase was due to a 7% increase in gallons sold coupled with an 8% increase in prices. Other revenue declined $356,000, or 5.2%, primarily due to reduced volume in the gift shops.

Equity loss in NEW YORK-NEW YORK is the Company's share of earnings from its 50% interest in NEW YORK-NEW YORK Hotel & Casino. The property was completed in December 1996, and opened to the public on January 3, 1997. Accordingly, in 1996, NEW YORK-NEW YORK wrote-off its pre-opening costs of $15.8 million and incurred a small operating loss, offset slightly by interest income. The Company's 50% share of this loss amounted to a $7.8 million.

Costs and Expenses

Casino expenses increased to $51.7 million from $49.8 million, an increase of $1.9 million, or 3.7%. The increase was primarily due to increased promotional allowances, which are all charged to casino expense, along with increases in payroll and related benefits. Food and beverage costs increased $1.2 million, or 4.6%, primarily as a result of the increased volume. Hotel costs increased $401,000, or 3.7%, due primarily to an additional 52,000 occupied rooms. Service station costs increased $1.9 million, or 15.8%, due to higher product cost and increased volume.

Selling, general and administrative expenses increased to $44.6 million from $42.3 million, an increase of $2.3 million, or 5.4%. The increase is primarily a result of an $829,000 increase in bus promotions, a $345,000 increase in general marketing expenses, an incremental $450,000 related to the departure of the Company's former president, and an increase of $672,000 in development expenses, offset by a decrease of $206,000 in legal and other professional fees.

Pre-opening costs of $1.1 million related to the completion of the Primm Valley Golf Club were recorded in 1996. There were no such costs in 1995.

Interest Income (Expense)

Interest expense, net, was $4.9 million as compared to $7.9 million in the prior year. The Company incurred $11.4 million of interest of which $6.1 million was capitalized as part of the NEW YORK-NEW YORK investment and the golf club development, and earned interest income of $400,000. In 1995, the Company incurred $12.9 million of interest, of which $4.7 million was capitalized, and earned interest income of $300,000. The decrease in interest incurred is due to a decline in interest rates offset by a slight increase in the average long-term debt outstanding.

Income Taxes

Income taxes decreased $3.5 million due primarily to lower earnings before taxes. The Company's effective tax rate was not materially different from the prior year.


Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Summary of Operations

During 1995 the Company embarked on several projects to further develop its Primm complex and enhance its position as a destination location. The addition in June of a second tower at Buffalo Bill's increased its available rooms to 1,239, and that of the entire complex to 2,676, enabling the Company to further capitalize on weekend demand. In July, the Company initiated an aggressive marketing campaign targeting the Southern California market. The program was designed both to introduce new customers to the resort complex, and also to increase the awareness of the enhanced gaming and entertainment facilities for customers who had not visited since the opening of Buffalo Bill's. Although the weekend demand continued to be strong, as evidenced by high room occupancy and casino utilization, an expanded market penetration is necessary to fully exploit the idle mid-week capacity.

A championship 18 hole golf course, designed by world renowned golf course architect Tom Fazio, was begun with expected completion in late 1996. This championship course, combined with the completion of the conference center, is expected to enable the Company to more effectively utilize its mid-week capacity. Additionally, the proposed Gordon-Brant retail outlet mall, initially scheduled to break ground in the summer of 1996, is expected to further entice mid-week travelers, although this proposed project will not be completed until mid-1998.

Net revenues increased to $239.8 million, an increase of 23.7%, while net cash provided by operating activities increased to $61.7 million, an increase of 16.1%. Despite these increases, net income declined 11.9% to $23.3 million, primarily due to increased casino expenses, coupled with increased marketing, advertising, depreciation and interest expense.

Revenues

Net revenues increased to $239.8 million from $193.9 million, an increase of 23.7%. Although casino revenue continued to be the largest revenue component, and contributed the largest dollar increase, $25.4 million, it represented 71.0% of net revenues in 1995 compared to 74.8% in 1994, and 78.4% in 1993. This shift in revenue source is primarily due to the expanded Primm complex and the attendant amenities now offered. This change in revenue mix yields lower operating income margins as a larger proportion of revenues is derived from other less profitable sources.

Casino revenues increased to $170.3 million from $144.9 million, an increase of $25.4 million, or 17.5%. Slot revenue accounted for $20.0 million of this increase, while table games revenue provided $5.4 million of the increase. These increases resulted primarily from the full year of operations at Buffalo Bill's, which opened in August 1994, and provided increases in casino capacity, available and occupied rooms, and attracted additional visitors from Interstate 15.

Food and beverage revenues increased to $28.1 million from $21.3 million, an increase of $6.8 million, or 31.9%. The full year of Buffalo Bill's, along with the added hotel tower, yielded a significant increase in the number of meals and drinks served. The increase in food and beverage promotional allowances contributed $2.3 million to the increase, while cash sales contributed $4.5 million to the increase.

Hotel revenues increased to $19.8 million from $12.3 million, an increase of $7.5 million, or 61.1% The full year of operations at Buffalo Bill's, including the second tower addition in June 1995, provided significant additional capacity. The number of rooms sold at the Primm complex increased 30.4% to 635,000, while the average daily room rate increased 26.1%.

Entertainment revenues increased by $7.7 million to $13.2 million. This increase primarily resulted from the full year of operations of the attractions at Buffalo Bill's: "The Desperado" roller coaster, the Star of the Desert Arena, and the arcade facilities.

Service station revenues increased by $500,000, or 3.8%, as a result of slight increases in the number of gallons sold.

Other revenues increased to $6.8 million from $4.4 million, an increase of $2.4 million, or 53.8%. This increase was primarily due to the full year of operations of the retail outlets and Buffalo Bill's, coupled with increased income from commissions and vending machines.

Costs and Expenses

Casino expenses increased to $49.8 million from $38.5 million, an increase of $11.3 million, or 29.5%. This increase was primarily due to payroll costs for the full year at Buffalo Bill's, increased promotional allowances (all of which are charged to casino expenses), and increased gaming taxes.

Food & beverage costs increased to $26.0 million from $21.4 million, an increase of $4.6 million, or 21.7%. This increase resulted from increases in both payroll and cost of goods sold, that were necessary to accommodate the increased meal and drinks served. These increases were partially offset by the increase in food and beverage promotional allowances, the cost of which are charged to casino expenses.

Hotel expenses increased to $11.0 million from $7.8 million, an increase of $3.2 million, or 40.3%. This increase was primarily due to the additional rooms available, and occupied, at Buffalo Bill's.

Entertainment expenses increased to $5.6 million from $3.3 million, an increase of $2.3 million, or 72.4%. This increase was primarily due to a full year of costs associated with the rides and attractions at Buffalo Bill's, coupled with the increased expenses for headliner entertainment in the Star of the Desert Arena, which opened in January 1995.

Service station expenses increased $400,000, or 3.9%. This increase resulted from an increase in the cost of goods sold to support increased volumes, and a slight increase in other operating costs.

Other expenses increased by $800,000, or 32.7%. This increase resulted from an increase in cost of goods sold to support the increased sales volumes in the retail outlets, and vending machines.

Selling, general and administrative expenses increased to $42.3 million from $31.9 million, an increase of $10.4 million, or 32.9%. This increase is primarily attributable to increased advertising ($3.6 million), marketing and bus promotions ($1.0 million), administrative payroll ($2.3 million), professional fees and development costs ($1.5 million), and increased security and porter staffs to service the expanded facility ($1.9 million).

Property costs increased to $19.0 million from $14.0 million, an increase of $5.0 million, or 35.4%. This increase is a result of increased rent expense ($1.2 million), utilities ($1.3 million), repairs and maintenance ($1.5 million), and property taxes and insurance ($1.0 million). All of these increases primarily reflect the added capacity costs for Buffalo Bill's, including the second tower addition.

Depreciation and amortization expense increased to $27.1 million from $18.7 million, an increase of $8.4 million, or 44.9%. This increase was primarily due to a full year of operations at Buffalo Bill's.

The Company did not incur any pre-opening costs in 1995 compared to $3.0 million in 1994, which was attributable to the opening of Buffalo Bill's.

Interest Income (Expense)

Interest expense, net, increased to $7.9 million from $2.3 million, an increase of $5.6 million. The increase is due to an increase in long-term debt outstanding, coupled with the fact that in 1994 all interest expense incurred during the first seven months was capitalized as part of the construction cost of Buffalo Bill's.

Income Taxes

Income tax expense was $12.8 million in both 1995 and 1994, despite a decrease in income before taxes. During the third quarter of 1994, the Internal Revenue Service completed an audit of the Company's tax returns as a Subchapter S corporation. The audit resulted in additional tax liabilities for the former Subchapter S shareholders. As explained more fully in the 1994 discussion, the Company's deferred tax liability was reduced, on a one-time basis, by $1.2 million which, correspondingly, reduced the 1994 tax provision by the same amount.

Liquidity and Capital Resources

The Company held cash and cash equivalents of $10.0 million. Net cash provided by operations was $55.9 million compared to $61.7 million in the prior year.

The Company funds its daily operations through cash flow from operations. The Company borrows funds for significant capital expenditures and investments, such as a portion of its NEW YORK-NEW YORK equity investment, which cannot be fully funded out of operating cash flows.

The Company has a $250 million Reducing Revolving Credit Facility, ("Agreement", see Note 8 of the Consolidated Financial Statements). At December 31, 1996 the amount outstanding under the Agreement was $167,800,000 at an average all-in rate of 7.8%.

The Company is a 50% joint venture partner with MGM Grand, Inc. ("MGM") in the NEW YORK-NEW YORK Hotel & Casino, LLC. The joint venture secured a $285 million Construction/Revolving loan from Bank of America as agent for a sixteen bank consortium. At December 31, 1996, the full $285 million was outstanding. The Company and MGM executed Keep-Well Agreements in conjunction with the bank loan. In January 1997, the joint venture obtained an additional $20 million of term loan financing. The Company may contribute up to approximately $7.0 million in additional equity to fund remaining construction liabilities.

In September 1995, amended November 1996, the Board of Directors approved a stock repurchase program authorizing the Company to acquire up to $50 million worth of its outstanding shares. The Company had acquired 835,000 shares for $13.3 million at December 31, 1996, and an aggregate of 935,000 shares at a cost of $15.1 million at February 28, 1997.

In September 1995, the Company announced that Sheldon Gordon and Randy Brant, developers of the Forum shops at Ceasars Palace, along with the TrizecHahn Centers, intended to develop, in two phases, up to a one million square foot themed shopping facility on 100 acres of land that is owned by the Primm South Real Estate Company and is adjacent to the Primadonna. For its part, the Company expects to incur approximately $1.5 million for infrastructure costs to accommodate this planned development. The facility is to be built and financed by the developers. The first phase of approximately 600,000 square feet is expected to be completed by mid-1998.

The Company has granted two loans to the Southwest Casino and Hotel Corp. ("Southwest" See Other Projects). Southwest was required to post a reducing standby letter of credit of $800,000 in favor of the Kickapoo Tribe, which the Company has posted on behalf of Southwest. Southwest is reimbursing the Company for the costs incurred. The remaining balance on the letter of credit at December 31, 1996, was $601,000.

Capital requirements for 1997 include $13.5 million for the second phase of the Primm Valley Golf Club, $18.0 million for the Primadonna expansion and infrastructure, $3.0 million for the conference center, $5.4 million for an upgraded and expanded monorail system, and $10.0 million for maintenance of existing facilities, and up to $7.0 million of additional equity for NEW YORK-NEW YORK.

The Company believes that its current cash flow, coupled with its bank facility, provides both the resources and flexibility to meet existing obligations and to fund its commitments on the projects discussed above. The Company continues to actively pursue other gaming opportunities and, if successful in securing another location, depending upon the amount of funding required, the Company may need to obtain additional bank or vendor financing, or issue public or private debt or equity, or a combination thereof.

Certain statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", "estimate", or the negative thereof, or other variations thereon, or comparable terminology. These statements are subject to a number of risks and uncertainties, including but not limited to, those set forth under "Business Risks".

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements                        Page no.


Report of Independent Public Accountants.........................  27

Consolidated Balance Sheets as of December 31, 1996 and 1995.....  28 - 29

Consolidated Statements of Income for the years ended
December 31, 1996, 1995 and 1994.................................  30

Consolidated Statements of Stockholders' Equity for
the years ended December 31, 1996, 1995, and 1994................  31

Consolidated Statements of Cash Flows for the years
ended December 31, 1996, 1995 and 1994...........................  32 - 33

Notes to Consolidated Financial Statements.......................  34 - 45

New York - New York Hotel & Casino, LLC Financial
Statements and Supplementary Data................................  46 - 59