Form 10-Q
period 1997-03-31
PRIMADONNA RESORTS INC
filed 1997-05-14
CIK 901118

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997

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

Yes  X    No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                     Outstanding at April 30, 1997
Common Stock, $.01 par value                       29,263,900 Shares

       Total No. of Pages  17                   Exhibit Index on page 16

                  PRIMADONNA RESORTS, INC. AND SUBSIDIARIES

                                  Form 10 - Q

                                    INDEX
                                                                     Page No.

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Balance Sheets at March 31, 1997
             (Unaudited) and December 31, 1996.....................     3 -  4

          Consolidated Statements of Income (Unaudited) for the
             Three Months Ended March 31, 1997 and 1996............     5

          Consolidated Statements of Cash Flows (Unaudited) for
             the Three Months Ended March 31, 1997 and 1996........     6 -  7

          Notes to Consolidated Financial Statements (Unaudited)...     8 - 11


  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    12 - 15


Part II. OTHER INFORMATION                                             15

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                       ASSETS
                              (Amounts in Thousands)

                                              March 31,       December 31,
                                                1997               1996
                                              _________        ___________
                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                  $  9,855          $ 10,027
   Accounts and notes receivable                 1,212             1,170
   Income tax refund receivable                     -                221
   Inventories                                   2,491             2,713
   Prepaid expenses and other                    5,134             5,790
                                              ________          ________
Total current assets                            18,692            19,921
                                              ________          ________

PROPERTY AND EQUIPMENT:
   Buildings and improvements                  187,881           187,756
   Land improvements                            91,983            90,950
   Furniture, fixtures and equipment           130,941           130,169
                                              ________          ________
                                               410,805           408,875
   Less: accumulated depreciation
         and amortization                     (123,092)         (116,183)
                                              ________          ________
                                               287,713           292,692
   Land                                          4,274             4,274
   Construction in progress                      9,525             3,949
                                              ________          ________
                                               301,512           300,915
                                              ________          ________

INVESTMENT IN JOINT VENTURE                     87,759            68,593
                                              ________           _______
NOTES RECEIVABLE, net of current portion         2,934             2,926
                                              ________          ________
OTHER ASSETS                                     7,843             7,616
                                              ________          ________
                                              $418,740          $399,971
                                              ========          ========












The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Amounts in Thousands Except Share Data)

                                              March 31,       December 31,
                                                1997               1996
                                              _________        __________
                                             (Unaudited)
CURRENT LIABILITIES:
   Accounts payable-trade                      $ 6,775          $  5,599
   Accrued expenses                             14,291            10,684
   Current portion of long-term debt             1,500             1,100
                                              ________          ________
Total current liabilities                       22,566            17,383
                                              ________          ________

LONG-TERM DEBT                                 174,500           168,200
                                              ________          ________

DEFERRED INCOME TAXES PAYABLE                   14,109            13,370
                                              ________          ________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized; no
     shares issued and outstanding
   Common stock, $.01 par value;
     100,000,000 shares authorized;
     29,816,800 and 30,002,975 shares
     issued and outstanding in 1997
     and 1996, respectively                        308               308
   Additional paid - in capital                128,376           128,236
   Retained earnings                            95,878            85,767
   Less: treasury stock, at cost               (16,997)          (13,293)
                                              ________          ________
                                               207,565           201,018
                                              ________          ________
                                              $418,740          $399,971
                                              ========          ========













The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                                   Three Months Ended
                                                        March 31,
                                              ____________________________
                                                1997               1996
                                              _________        ___________
                                                       (Unaudited)

REVENUES:
   Casino                                     $ 40,524          $ 43,123
   Food and beverage                             7,070             7,372
   Hotel                                         5,130             5,677
   Entertainment                                 2,415             2,509
   Service station                               3,741             3,188
   Other                                         1,586             1,770
   Operating income from New York-New York      14,631               -
                                              ________          ________
                                                75,097            63,639
   Less: promotional allowances                 (3,601)           (3,795)
                                              ________          ________
   Net revenues                                 71,496            59,844
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       13,028            13,366
   Food and beverage                             6,192             6,608
   Hotel                                         2,681             2,666
   Entertainment                                 1,474             1,237
   Service station                               3,466             3,028
   Other                                           711               693
   Selling, general and administrative          11,194            10,543
   Property costs                                4,300             4,326
   Depreciation and amortization                 7,161             6,722
                                              ________          ________
                                                50,207            49,189
                                              ________          ________
   Income from operations                       21,289            10,655

OTHER INCOME (EXPENSE)
   Interest expense, net                        (3,074)           (1,496)
   Interest expense, net from New York-New York (2,465)              -
                                              ________          ________
   Income before taxes                          15,750             9,159

INCOME TAXES:
   Income tax provision                          5,639             3,241
                                              ________          ________
NET INCOME:                                   $ 10,111          $  5,918
                                              ========          ========
   Earnings per share                            $0.34             $0.19
                                              ========          ========
   Weighted average number of shares of
     common stock outstanding               30,090,364        30,596,040
                                            ==========        ==========

The accompanying notes are an integral part of these financial statements.

                       PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                   Three Months Ended
                                                        March 31,
                                              ____________________________
                                                1997               1996
                                              _________        __________
                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 10,111          $  5,918
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization               7,161             6,722
     Amortization of debt issuance costs            92               106
     Equity income from New York-New York      (12,166)              -
     Increase in life insurance cash
       surrender value                             (57)             (122)
     Gain on sale of assets                        (78)             (239)
     Deferred income taxes                         742               350
     Change in current assets and liabilities
       due to operating activities:
       (Increase) decrease in accounts and
         notes receivable                          (42)              514
       Decrease in income tax refund receivable    221               994
       Decrease in inventories                     222               156
       Decrease in prepaid
         expenses and other                        652               223
       Decrease (increase) in accounts
         payable-trade                           1,176            (1,165)
       Increase in accrued expenses              3,607             1,765
                                              ________          ________
     Total adjustments                           1,530             9,304
                                              ________          ________

Net cash provided by operating activities       11,641            15,222
                                              ________          ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment          (7,771)          (10,417)
   Investment in joint venture                  (7,000)           (1,022)
   Increase in other assets                       (338)             (212)
   Proceeds from disposal of other assets          160               231
                                              ________          ________
Net cash used in investing activities          (14,949)          (11,420)
                                              ________          ________








The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                   Three Months Ended
                                                        March 31,
                                              ____________________________
                                                1997               1996
                                              _________        __________
                                                       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock $    140          $    366
   Purchase of treasury stock                   (3,704)           (3,886)
   Proceeds from issuance of long-term debt     33,800             1,900
   Principal payments of long-term debt        (27,100)           (2,900)
                                              ________          ________

Net cash provided by (used in)
   financing activities                          3,136            (4,520)
                                              ________          ________

Net decrease in cash and
   cash equivalents                               (172)             (718)

Cash and cash equivalents, beginning of year    10,027             9,148
                                              ________          ________

Cash and cash equivalents, end of period      $  9,855          $  8,430
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

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Organizational Structure and Basis of Presentation

The consolidated financial statements of Primadonna Resorts, Inc., a Nevada corporation, include the accounts of its wholly-owned subsidiaries, The Primadonna Corporation, PRMA Land Development Company, and PRMA Las Vegas, Inc. (collectively the "Company"). The Company owns and operates three hotel-resort/casinos; Whiskey Pete's Hotel & Casino ("Whiskey Pete's"), Primadonna Resort & Casino ("Primadonna"), and Buffalo Bill's Resort & Casino ("Buffalo Bill's"). The Company owns and operates the Primm Valley Golf Club in California, and has a 50% investment in a joint venture with MGM Grand, Inc., which owns and operates the NEW YORK-NEW YORK Hotel & Casino
("NEW YORK-NEW YORK"). Investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method.

Information as of December 31, 1996 included in the accompanying consolidated financial statements and the notes thereto, has been audited. Information with respect to the three month periods ended March 31, 1997 and 1996, included in these consolidated financial statements and notes thereto, is unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and do not contain all of the information and disclosures required by generally accepted accounting principles. However, the accompanying unaudited consolidated financial statements do contain all adjustments which, in the opinion of management, are necessary to fairly present the financial position and results of operations for the three month periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

2. Statements of Cash Flows

The following supplemental disclosures are provided as part of the accompanying consolidated statements of cash flows:

                                                   Three Months Ended
                                                        March 31,
                                                ________________________
                                                1997               1996
                                               _____              _____
                                                    (In thousands)
Cash payments made for interest
  (net of amounts capitalized)                $  3,061          $  1,580
                                              ========          ========

Cash payments made for income taxes               -                  -
                                              ========          ========

3. Investment in Joint Venture

On December 28, 1994 the Company and MGM Grand, Inc.("MGM"), formed a joint venture to own and operate the NEW YORK-NEW YORK Hotel & Casino. The hotel/ casino opened on January 3, 1997. The Company holds a 50% interest in the joint venture. The Company has contributed cash of $69.5 million and certain rights to the New York theme acquired from a third party licensor. MGM has contributed land (valued at $41.2 million) on which the property is located and cash of $29.5 million. The joint venture has secured limited recourse bank financing of $285 million, and term loan financing of $20 million. The joint venture partners have executed Keep-Well Agreements in conjunction with the financing.

Summary condensed financial information for the joint venture is as follows:

                                         Three Months Ended
                                              March 31,
                                                1997
                                               _____
                                          (In thousands)

Net Revenues                                  $ 67,868
Operating income                                29,261
Interest expense, net                            4,930
Net income                                      24,331

Total assets                                  $479,202
Long-term debt                                 297,535
Member equity                                  149,994

4. Long-Term Debt

As of March 31, 1997, the Company had an outstanding balance of $174,500,000, and at December 31, 1996, $167,800,000, on its Reducing Revolving Bank Credit Agreement ("Agreement"). The Agreement entered into on December 28, 1993, was amended and restated on July 17, 1995, and amended on March 27, 1996. The Agreement provides for a maximum principal balance of $250,000,000, with scheduled reductions that reduce the maximum permitted balance to $212,500,000 as of August 18, 1997, $175,000,000 as of February 18, 1999, $125,000,000 as of
February 18, 2000, with the remaining principal balance due July 18, 2000.

The Agreement provides for interest payments at least quarterly, at the prime rate or LIBOR, plus a sliding margin, based upon the Company's debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The margin, effective April 1, 1996, for the prime rate ranges between 0% and 1.0%, while the margin for LIBOR ranges between 1.0% and 2.0%. The weighted average interest rate at March 31, 1997 was 8.3%, and at December 31, 1996, 7.8%.
The Company incurs commitment fees of .35% to .5% for the unused portion of the Agreement, depending upon the debt to EBITDA ratio achieved by the Company.
The obligation is secured by all real property, leasehold interests in real property, and personal property of the Company. The Agreement contains certain restrictive covenants relating to the use of proceeds, sale or transfer of assets, the incurrence of additional debt over a specified level, capital expenditures, maintenance of certain minimum financial ratios, and a minimum tangible net worth.

The Company incurred a liability in connection with the acquisition of the NEW YORK-NEW YORK theme rights of $1,100,000, due January 6, 1997, and
$400,000 due January 7, 1998. At March 31, 1997, the $1,500,000 due for the
theme rights is reflected as a current obligation. In accordance with the terms of the theme rights agreement, the payment of $1,100,000 is being withheld pending resolution of outstanding disputes.

5. Earning Per Share

The Company is adopting Statement of Financial Accounting Standards ("SFAS") No. 128- "Earnings per Share", effective for fiscal years ending after December 15, 1997. Pro forma earnings per share under SFAS No. 128 are as follows:

                                         Three Months Ended
                                               March 31,
                                 1997                          1996
                       __________________________    __________________________
                       Income   Shares  Per-Share    Income   Shares  Per-Share
                                         Amount                        Amount
                       __________________________    __________________________
                           (Dollars in thousands, except per share amounts)

Basic EPS
Income available to
common shareholders    $10,111  29,946,866  $ .34    $ 5,918  30,572,340  $ .19

Effect of Dilutive Securities
Stock options                      143,498     -                  23,700     -
                       _______  ___________  ____    _______  _________  ______

Diluted EPS
Income available to
common shareholders and
assumed conversions    $10,111  30,090,364  $ .34    $ 5,918  30,596,040  $ .19
                       =======  ==========  =====    =======  ==========  =====

Options to purchase 335,000 and 59,500 shares of common stock at March 31, 1997 and 1996, respectively at prices of $19.50-$31.25 and $16.38-$31.25, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common shares for the periods presented. Subsequent to March 31, 1996, the Company has acquired an additional 566,000 shares of treasury stock.

6. Commitments and Contingencies

a. Southwest Investment

On January 16, 1995, the Company and Southwest Casino & Hotel Corp. ("Southwest") entered into an agreement to fund the construction of a casino for the Kickapoo Traditional Tribe of Texas in Eagle Pass, Texas, which began operation in August 1996. The Company has invested in Southwest in the form of a $1.6 million Convertible Term Promissory Note, which has been fully reserved including $252,000 of interest due. Additionally the Company has made a $2.2 million Demand Promissory Note to Southwest. At March 31, 1997 and 1996, the amounts advanced, including accrued interest, were $2.4 million and $634,000, respectively. Southwest has not made payments on the Demand Promissory Note since December 1996. The Demand Promissory Note is secured by the management contract on the Kickapoo gaming facility, a deed of trust, and a UCC-1 financing statement.

Southwest was required to post a letter of credit for $800,000 in favor of the Kickapoo Tribe, which the Company posted on behalf of Southwest. Southwest is reimbursing the Company for the costs incurred. At March 31, 1997 the balance under the letter of credit had been reduced to $480,000.

c. Litigation

Currently, there are lawsuits pending against the Company arising in the normal course of business. In management's opinion, the ultimate outcome of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)


SUMMARY OF OPERATIONS

For the three months ended March 31, 1997, net revenues increased to $71.5 million, and operating income nearly doubled to $21.3 million. Net income increased to $10.1 million or $.34 per share, compared to $5.9 million or $.19 per share in 1996. These increases were primarily attributable to the Company's share of earnings from NEW YORK-NEW YORK.

January 3, 1997 marked the opening of the Company's 50% owned NEW YORK-NEW YORK Hotel & Casino in Las Vegas. This opening, along with other new properties and expansions in Las Vegas during 1996, has created supply pressures in the market that is only beginning to be absorbed. Business levels at the Company's properties at Primm were, among other things, impacted by the ongoing construction at Primadonna and the monorail being shut down for improvements. These projects disrupted the casino and restaurants, and impeded the flow of customers between properties. The Company experienced decreased business levels during the first quarter partially as a result of these pressures. Although the Company was able to maintain occupancy levels by reducing room rates, the number of bus patrons declined as did the traffic exiting the highway to visit the Company's casinos.

REVENUES

Casino revenue declined $2.6 million primarily due to the reduced business volumes and the weekend capacity constraints associated with the Primadonna remodeling project. Slot revenue declined $1.9 million while table game revenue declined $.7 million. Hotel revenue declined $.5 million although the number of occupied rooms increased slightly. The revenue decrease was due to an approximate 10% decrease in rates. Food and beverage revenue declined by $.3 million primarily as a result of the decline in overall business volume.

Entertainment revenue declined approximately $100,000 due to reduced levels of business in the arcade and amusement rides ($100,000) and reduced revenue due to a lighter headliner schedule in the Star of the Desert Arena ($110,000), offset by $100,000 in revenue from the Primm Valley Golf Club which had a soft opening on February 7, 1997. The Company's newest thrill ride, the Turbo Drop, opened April 7, 1997.

Service station revenue increased $.6 million due primarily to a 9% increase in volume coupled with a 7% increase in prices. Other revenue declined approximately $200,000 primarily due to asset sales in the first quarter of 1996 that were not duplicated in 1997.

Operating income of $14.6 million from NEW YORK-NEW YORK is the Company's 50% share of the pre-tax, pre-interest earnings of this property. NEW YORK-NEW YORK generated $67.9 million of revenue and produced $35.1 million of EBITDA. Occupancy levels at the property were 99.5% at an average room rate of approximately $100 per night.

COSTS AND EXPENSES

Casino costs decreased $.3 million primarily due to reduced gaming taxes and payroll, both of which were attributable to the decreased revenue volume. Hotel expenses were relatively unchanged from the prior year due to the number of occupied rooms being comparable. Food and beverage costs declined by $.4 million, reflecting the decrease in business volume.

Entertainment costs increased approximately $250,000 primarily due to the added expenses associated with the golf course ($500,000) offset by declines in entertainer costs ($100,000) and increased promotional allowances which are charged to casino costs ($150,000). The golf course expenses reflect a full quarter of operations despite not being opened to the public until February 7, 1997.

Service station costs increased $.4 million, primarily due to the 9% increase in volume coupled with a 5% increase in product cost.

Selling, general and administrative expenses increased $.6 million. This is primarily due to an increase in advertising and marketing of $900,000 offset by a decrease of $400,000 in bus programs.

Depreciation increased $400,000 due to $190,000 for the golf course and $200,000 for the rooms refurbishment at Primadonna which was completed in 1996.

INTEREST EXPENSE

Interest expense, net, increased $4.0 million from $1.5 million in 1996 to $5.5 million in 1997. The increase is primarily due to the interest expense of NEW YORK-NEW YORK which is the Company's share of the interest expense of the joint venture. Also, interest capitalized on construction projects decreased to $131,000 from $1.3 million in the prior year, primarily due to the completion of NEW YORK-NEW YORK. Additionally, higher outstanding balances and increased rates contributed to the increase.

INCOME TAXES

Income taxes increased to $5.6 million compared to $3.2 million in 1996. The increase in taxes is due to higher earning before taxes. Tax rates were substantially unchanged.

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash and cash equivalents of $9.9 million as of March 31, 1997. Net cash provided by operations during the three months ended March 31, 1997 was $11.6 million as compared to $15.2 million in the prior year.

The Company funds its daily operations through cash flow from operations. The Company borrows funds for significant capital expenditures and investments, such as a portion of its equity investment in NEW YORK-NEW YORK, which can not be fully funded out of operating cash flows.

The Company has a $250 million Reducing Revolving Credit Facility, amended and restated July 1995, and amended March 1996. ("Agreement" see Note 4)

In November 1996, the Board of Directors expanded the stock repurchase program authorizing the Company to acquire up to $50.0 million worth of its outstanding shares. The Company has acquired an aggregate of 1,595,500 shares at a cost of $27.9 million as of April 30, 1997.

The Company is constructing a second golf course, and club house at the Primm Valley Golf Club, with expected completion of the course by the end of 1997, and the club house in mid-1997.

The Company is expanding and upgrading the Primadonna, soon to be renamed Primm Valley Resort & Casino, to include an additional 15,000 square feet of casino space and a 21,400 square foot conference center. The bars, restaurants and buffet are being renovated to include design elements to reinforce the golf theme. The conference center is expected to be completed in mid-1997, with the balance of the public area renovation completed by the fall of 1997. By mid-1998, the Primadonna casino will be expanded by another 15,000 square feet to connect directly to the Fashion Outlets of Las Vegas, the highly themed, upscale factory outlet mall discussed below.

In September 1995, the Company, announced that Sheldon Gordon and Randy Brant, developers of the Forum shops at Caesar's Palace, along with the TrizecHahn centers, intended to develop, in two phases, up to a one million square foot themed shopping facility on 100 acres of land owned by Primm South Real Estate Company and adjacent to the Primadonna Resort & Casino. The Company expects to incur approximately $1.5 million for infrastructure costs to accommodate the Fashion Outlets of Las Vegas development. The facility is to be built and financed by the developers, with groundbreaking scheduled for May 15, 1997. The first phase of approximately 600,000 square feet is expected to be completed by the fall of 1998.

Southwest was required to post a letter of credit for $800,000 in favor of the Kickapoo Tribe, which the Company posted on behalf of Southwest. Southwest is reimbursing the Company for the costs incurred. At March 31, 1997 the balance under the letter of credit had been reduced to $480,000.

Capital expenditures for the three months ended March 31, 1997 were $14.8 million, as compared to $11.4 million for the three months ended March 31, 1996. Of the $14.8 million, $3.4 million was for the golf course, $7.0 million for the NEW YORK-NEW YORK investment, $2.4 million for the Primadonna expansion and upgrade, $800,000 for the expanded and upgraded monorail, and $1.2 million for the maintenance of existing facilities. For the balance of the year, capital requirements are expected to include $18.6 million for the Primadonna expansion and upgrade, $10.1 million for the second golf course, $4.6 million for the monorail, and $8.8 million for the maintenance of existing facilities.

The Company believes that its current cash flow, coupled with its reducing revolving credit facility, provide the resources and flexibility to meet existing obligations and to fund its commitments on the projects discussed above. The Company continues to pursue other gaming opportunities, and if successful in securing another location, depending upon the amount of funding required, the Company may need to obtain additional bank or vendor financing, or issue public or private debt or equity, or a combination thereof.

FORWARD LOOKING INFORMATION

Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "believes", "intend", "may," "expect"," or "continue," or the negative thereof, or other variations thereon, or comparable terminology. As with any construction projects, the Primadonna expansion and upgrade, the golf course and club house, and the outlet mall, involve many risks and uncertainties, including but not limited to material and labor shortages, work stoppages, design changes, and weather. Further, engineering, environmental, or geological problems and governmental regulations and approvals could give rise to delays or cost overruns. For additional factors which could cause forward looking statements to be materially different than actual results, see "Business Risks" section of Annual Report Form 10-K at December 31, 1996.


PART II. OTHER INFORMATION

Items 1 through 5. Are not applicable.

Item 6. Exhibits and Reports on Form 8 - K.

  (a) Exhibits.
      27. Financial Data Schedule as of March 31, 1997.

See exhibit index on page 16 for exhibits filed with this report

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


                                                      PRIMADONNA RESORTS, INC.
                                                      ________________________
                                                          (Registrant)


Date: May 13, 1997                                By  /s/Michael P. Shaunnessy
                                                    __________________________
                                                       Michael P. Shaunnessy
                                                      Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit                                                            Sequentially
  No.                           Description                          Numbered
                                                                       Pages
_______          ___________________________________________       ____________

27               Financial Data Schedule as of March 31, 1997          17