Form 10-Q
period 1997-06-30
PRIMADONNA RESORTS INC
filed 1997-08-12
CIK 901118

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997

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

Yes  X    No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                     Outstanding at August 7, 1997
Common Stock, $.01 par value                       28,888,600 Shares

       Total No. of Pages 153                   Exhibit Index on page  22

                  PRIMADONNA RESORTS, INC. AND SUBSIDIARIES

                                  Form 10 - Q

                                    INDEX
                                                                     Page No.

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Balance Sheets at June 30, 1997
             (Unaudited) and December 31, 1996.....................     3 -  4

          Consolidated Statements of Income (Unaudited) for the
             Three and Six Months Ended June 30, 1997 and 1996.....     5 -  6

          Consolidated Statements of Cash Flows (Unaudited) for
             the Six Months Ended June 30, 1997 and 1996. .........     7 -  8

          Notes to Consolidated Financial Statements (Unaudited)...     9 - 15


  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    16 - 20


Part II. OTHER INFORMATION                                             20

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                       ASSETS
                              (Amounts in Thousands)

                                               June 30,       December 31,
                                                1997               1996
                                              _________        ___________
                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                  $  8,381          $ 10,027
   Accounts and notes receivable                   925             1,170
   Income tax refund receivable                     -                221
   Inventories                                   2,669             2,713
   Prepaid expenses and other                    5,462             5,790
                                              ________          ________
Total current assets                            17,437            19,921
                                              ________          ________

PROPERTY AND EQUIPMENT:
   Buildings and improvements                  187,985           187,756
   Land improvements                            92,313            90,950
   Furniture, fixtures and equipment           133,498           130,169
                                              ________          ________
                                               413,796           408,875
   Less: accumulated depreciation
         and amortization                     (129,815)         (116,183)
                                              ________          ________
                                               283,981           292,692
   Land                                          4,274             4,274
   Construction in progress                     25,057             3,949
                                              ________          ________
                                               313,312           300,915
                                              ________          ________

INVESTMENT IN JOINT VENTURE                     93,282            68,593
                                              ________           _______
NOTES RECEIVABLE, net of current portion         2,925             2,926
                                              ________          ________
OTHER ASSETS                                     8,013             7,616
                                              ________          ________
                                              $434,969          $399,971
                                              ========          ========













The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Amounts in Thousands Except Share Data)

                                               June 30,       December 31,
                                                1997               1996
                                              _________        __________
                                             (Unaudited)
CURRENT LIABILITIES:
   Accounts and construction payables          $ 9,593          $  5,599
   Accrued expenses                              8,363            10,684
   Current portion of long-term debt             1,646             1,100
                                              ________          ________
Total current liabilities                       19,602            17,383
                                              ________          ________

LONG-TERM DEBT                                 194,555           168,200
                                              ________          ________

DEFERRED INCOME TAXES PAYABLE                   15,735            13,370
                                              ________          ________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized; no
     shares issued and outstanding
   Common stock, $.01 par value;
     100,000,000 shares authorized;
     29,172,600 and 30,002,975 shares
     issued and outstanding in 1997
     and 1996, respectively                        309               308
   Additional paid - in capital                128,746           128,236
   Retained earnings                           105,832            85,767
   Less: treasury stock, at cost               (29,810)          (13,293)
                                              ________          ________
                                               205,077           201,018
                                              ________          ________
                                              $434,969          $399,971
                                              ========          ========














The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                               Three Months Ended June 30,
                                              ____________________________
                                                1997               1996
                                              _________        ___________
                                                       (Unaudited)
REVENUES:
   Casino                                     $ 42,282          $ 44,223
   Food and beverage                             7,744             7,436
   Hotel                                         5,806             6,294
   Entertainment                                 3,846             2,990
   Service station                               4,219             4,605
   Other                                         1,783             1,588
   Operating income from New York-New York      14,786               -
                                              ________          ________
                                                80,466            67,136
   Less: promotional allowances                 (4,840)           (3,125)
                                              ________          ________
   Net revenues                                 75,626            64,011
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       13,598            12,487
   Food and beverage                             6,761             6,813
   Hotel                                         2,689             2,802
   Entertainment                                 1,890             1,336
   Service station                               3,823             4,214
   Other                                           616               739
   Selling, general and administrative          12,047            10,190
   Property costs                                4,421             4,249
   Depreciation and amortization                 7,078             6,829
                                              ________          ________
                                                52,923            49,659
                                              ________          ________
   Income from operations                       22,703            14,352
OTHER INCOME (EXPENSE)
   Interest expense, net                        (3,153)           (1,206)
   Interest expense, net from New York-New York (2,543)              -
                                              ________          ________
   Income before taxes                          17,007            13,146
INCOME TAX PROVISION                             6,089             4,657
                                              ________          ________
   Income before extraordinary item:            10,918             8,489
EXTRAORDINARY ITEM-loss on early retirement
   of debt, net of income tax benefit              964               -
                                              ________          ________
NET INCOME                                    $  9,954          $  8,489
                                              ========          ========
   Earnings per share before extraordinary item  $0.37             $0.28
      extraordinary item                        ($0.03)               -
      net income                                 $0.34             $0.28
                                              ========          ========
   Weighted average number of shares of
     common stock outstanding               29,598,858        30,754,240
                                            ==========        ==========

The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                                Six Months Ended June 30,
                                              ____________________________
                                                1997               1996
                                              _________        ___________
                                                       (Unaudited)
REVENUES:
   Casino                                     $ 82,806          $ 87,346
   Food and beverage                            14,814            14,808
   Hotel                                        10,936            11,971
   Entertainment                                 6,261             5,499
   Service station                               7,960             7,793
   Other                                         3,369             3,358
   Operating income from New York-New York      29,417               -
                                              ________          ________
                                               155,563           130,775
   Less: promotional allowances                 (8,441)           (6,920)
                                              ________          ________
   Net revenues                                147,122           123,855
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       26,626            25,853
   Food and beverage                            12,953            13,421
   Hotel                                         5,370             5,468
   Entertainment                                 3,364             2,573
   Service station                               7,289             7,242
   Other                                         1,327             1,432
   Selling, general and administrative          23,241            20,733
   Property costs                                8,721             8,575
   Depreciation and amortization                14,239            13,551
                                              ________          ________
                                               103,130            98,848
                                              ________          ________
   Income from operations                       43,992            25,007
OTHER INCOME (EXPENSE)
   Interest expense, net                        (6,227)           (2,702)
   Interest expense, net from New York-New York (5,008)              -
                                              ________          ________
   Income before taxes                          32,757            22,305
INCOME TAX PROVISION                            11,728             7,898
                                              ________          ________
   Income before extraordinary item:            21,029            14,407
EXTRAORDINARY ITEM-loss on early retirement
   of debt, net of income tax benefit              964               -
                                              ________          ________
NET INCOME                                    $ 20,065          $ 14,407
                                              ========          ========
   Earnings per share before extraordinary item  $0.70             $0.47
      extraordinary item                        ($0.03)               -
      net income                                 $0.67             $0.47
                                              ========          ========
   Weighted average number of shares of
     common stock outstanding               29,843,117        30,673,960
                                            ==========        ==========

The accompanying notes are an integral part of these financial statements.

                       PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                     Six Months Ended
                                                         June 30,
                                              ____________________________
                                                1997               1996
                                              _________        __________
                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 20,065          $ 14,407
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization              14,239            13,551
     Amortization of debt issuance costs           161               213
     Equity income from New York-New York
       in excess of distributions              (17,689)              -
     Increase in life insurance cash
       surrender value                            (136)             (219)
     Gain on sale of assets                        (83)             (247)
     Deferred income taxes                       2,608              (576)
     Extraordinary loss,                         1,483               -
     Change in current assets and liabilities
       due to operating activities:
       (Increase) decrease in accounts and
         notes receivable                          245              (612)
       Decrease in income tax refund receivable    221               994
       (Increase) Decrease in inventories           44               (17)
       Decrease in prepaid
         expenses and other                         85               604
       Increase (decrease) in accounts
         and construction payables               3,994              (632)
       Increase (decrease) in accrued expenses  (2,322)            2,951
                                              ________          ________
     Total adjustments                           2,850            16,010
                                              ________          ________

Net cash provided by operating activities       22,915            30,417
                                              ________          ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment         (26,227)          (20,579)
   Investment in joint venture                  (7,000)           (1,678)
   Increase in other assets                     (1,984)             (788)
   Proceeds from disposal of other assets          192               318
                                              ________          ________
Net cash used in investing activities          (35,019)          (22,727)
                                              ________          ________







The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                     Six Months Ended
                                                         June 30,
                                              ____________________________
                                                1997               1996
                                              _________        __________
                                                       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock $    511          $    890
   Purchase of treasury stock                  (16,517)           (3,886)
   Proceeds from issuance of long-term debt    267,500             2,401
   Principal payments of long-term debt       (241,036)           (7,400)
                                              ________          ________

Net cash provided by (used in)
   financing activities                         10,458            (7,995)
                                              ________          ________

Net decrease in cash and
   cash equivalents                             (1,646)             (305)

Cash and cash equivalents, beginning of year    10,027             9,148
                                              ________          ________

Cash and cash equivalents, end of period      $  8,381          $  8,843
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

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Organizational Structure and Basis of Presentation

The consolidated financial statements of Primadonna Resorts, Inc., a Nevada corporation, include the accounts of its wholly-owned subsidiaries, The Primadonna Corporation, PRMA Land Development Company, and PRMA Las Vegas, Inc. (collectively the "Company"). The Company owns and operates three hotel-resort/casinos; Whiskey Pete's Hotel & Casino ("Whiskey Pete's"), Primm Valley Resort & Casino ("Primm Valley"), and Buffalo Bill's Resort & Casino ("Buffalo Bill's"). The Company owns and operates the Primm Valley Golf Club in California, and has a 50% investment in a joint venture with MGM Grand, Inc., which owns and operates the NEW YORK-NEW YORK Hotel & Casino
("NEW YORK-NEW YORK"). Investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method.

Information as of December 31, 1996 included in the accompanying consolidated financial statements and the notes thereto, has been audited. Information with respect to the three and six month periods ended June 30, 1997 and 1996, included in these consolidated financial statements and notes thereto, is unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and do not contain all of the information and disclosures required by generally accepted accounting principles. However, the accompanying unaudited consolidated financial statements do contain all adjustments which, in the opinion of management, are necessary to fairly present the financial position and results of operations for the three and six month periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

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

2. Statements of Cash Flows

The following supplemental disclosures are provided as part of the accompanying consolidated statements of cash flows:

                                                     Six Months Ended
                                                          June 30,
                                                ________________________
                                                1997               1996
                                               _____              _____
                                                    (In thousands)
Cash payments made for interest
  (net of amounts capitalized)                $  6,143          $  2,902
                                              ========          ========

Cash payments made for income taxes           $  8,900          $  4,000
                                              ========          ========

Capitalized lease obligation                  $    437          $    -
                                              ========          ========

3. Investment in Joint Venture

On December 28, 1994 the Company and MGM Grand, Inc.("MGM"), formed a joint venture to own and operate the NEW YORK-NEW YORK Hotel & Casino. The hotel/ casino opened on January 3, 1997. The Company holds a 50% interest in the joint venture. The Company has contributed cash of $69.5 million and certain rights to the New York theme acquired from a third party licensor. MGM has contributed land (valued at $41.2 million) on which the property is located and cash of $29.5 million. The joint venture has secured limited recourse bank financing of $285 million, and term loan financing of $20 million. The joint venture partners have executed Keep-Well Agreements in conjunction with the bank financing. Should NEW YORK-NEW YORK fail to meet certain minimum financial ratios, then the partners would be required to make additional equity contributions, to the extent needed, to bring the ratios into compliance.

Summary condensed financial information for the joint venture is as follows:

                                         Three Months Ended   Six Months Ended
                                                     June 30, 1997
                                         __________________   ________________
                                                     (In thousands)

Net revenues                                  $ 67,401          $135,269
Operating income                                29,573            58,834
Interest expense, net                            5,086            10,016
Net income                                      24,487            48,818

Total assets                                  $478,709          $478,709
Long-term debt                                 262,385           262,385
Member equity                                  161,042           161,042

4. Long-Term Debt

On June 5, 1997, the Company entered into a Credit Agreement ("Agreement") with a sixteen bank consortium led by Wells Fargo Bank as agent, for a $250,000,000 revolving loan. This loan replaces the prior Reducing Revolving Bank Credit Agreement. As of June 30, 1997, the Company had an outstanding balance of $194,300,000 under the Agreement. The Agreement provides that the Company may, upon certain conditions, increase the maximum permitted balance to $350,000,000. The Agreement has no scheduled reductions, and expires on June 5, 2002.

The Agreement provides for interest payments at least quarterly, at the prime rate or LIBOR plus a sliding margin, based upon the Company's debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The margin for prime rate ranges between 0% and 1.125%, while the margin for LIBOR ranges between 0.50% and 2.375%. The weighted average interest rate at June 30, 1997 was 7.1%. The Company incurs commitment fees of .20% to .50% for the unused portion of the Agreement, depending upon the debt to EBITDA ratio achieved by the Company. The obligation is secured by substantially all real property, leasehold interests in real property, and personal property of the Company, excluding the Primm Valley Golf Club. The Agreement contains certain restrictive covenants relating to the use of proceeds, sale or transfer of assets, the incurrence of additional debt over a specified level, capital expenditures and investments, and maintenance of certain minimum financial ratios.

As of June 5, 1997, the Company terminated its prior Reducing Revolving Bank Credit Agreement. As a result of this early termination, the Company recorded an extraordinary charge of $964,000 net of taxes, related to unamortized debt issuance costs.

The Company incurred a liability in connection with the acquisition of the NEW YORK-NEW YORK theme rights of $1,100,000, due January 6, 1997, and
$400,000 due January 7, 1998. At June 30, 1997, the $1,500,000 due for the
theme rights is reflected as a current obligation. In accordance with the terms of the theme rights agreement, the payment of $1,100,000 is being withheld pending the determination of indemnity obligations.

Long-term debt consists of the follows:

                                              June 30,       December 31,
                                                1997               1996
                                              _________        __________
                                             (Unaudited)
                                                   (In thousands)

Credit Agreement $250,000,000, June 5, 1997,
5 year term, LIBOR plus applicable margin     $194,300          $    -

Reducing Revolving Bank Credit Agreement,
Amended March 27, 1996, Terminated June 5,
1997, LIBOR plus applicable margin                 -             167,800

NEW YORK-NEW YORK theme rights due January
6, 1997 and January 7, 1998, no interest         1,500             1,500

Other                                              401               -
                                              ________          ________
                                               196,201           169,300
Less: current portion                            1,646             1,100
                                              ________          ________
Total long-term debt                          $194,555          $168,200
                                              ========          ========

5. Earnings Per Share

The Company is adopting Statement of Financial Accounting Standards ("SFAS") No. 128- "Earnings per Share", effective for fiscal years ending after December 15, 1997. Pro forma earnings per share under SFAS No. 128 are as follows:

                                     Three Months Ended June 30,
                                 1997                          1996
                       __________________________    __________________________
                       Income   Shares  Per-Share    Income   Shares  Per-Share
                                         Amount                        Amount
                       __________________________    __________________________
                           (Dollars in thousands, except per share amounts)

Basic EPS
Income before
extraordinary item     $10,918  29,406,823  $ .37    $ 8,489  30,512,241  $ .28

Extraordinary item        (964)        -    ( .03)       -           -       -
                       _______  ___________  ____    _______  _________  ______

Net income available
to common shareholders $ 9,954  29,406,823  $ .34    $ 8,489  30,512,241  $ .28
                       _______  ___________  ____    _______  _________  ______

Diluted EPS
Income before
extraordinary item     $10,918  29,406,823  $ .37    $ 8,489  30,512,241  $ .28

Effect of Dilutive
Securities Stock option            192,035     -                 241,999     -
                       _______  ___________  ____    _______  _________  ______
Income before
extraordinary item       10,918 29,598,858    .37      8,489                .28

Extraordinary item        (964)        -    ( .03)       -                   -
                       _______  ___________  ____    _______  _________  ______

Net income available
to common shareholders
and assumed conversion $ 9,954  29,598,858  $ .34    $ 8,489  30,754,240  $ .28
                       =======  ==========  =====    =======  ==========  =====

Options to purchase 358,000 and 53,000 shares of common stock at June 30, 1997 and 1996, respectively at prices of $21.75-$31.25 and $24.13-$31.25, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common shares for the periods presented.


                                     Six Months Ended June 30,
                                 1997                          1996
                       __________________________    __________________________
                       Income   Shares  Per-Share    Income   Shares  Per-Share
                                         Amount                        Amount
                       __________________________    __________________________
                           (Dollars in thousands, except per share amounts)

Basic EPS
Income before
extraordinary item     $21,029  29,675,352  $ .71    $14,407  30,542,290  $ .47

Extraordinary item        (964)        -    ( .03)       -           -       -
                       _______  ___________  ____    _______  _________  ______

Net income available
to common shareholders $20,065  29,675,352  $ .68    $14,407  30,542,290  $ .47
                       _______  ___________  ____    _______  _________  ______

Diluted EPS
Income before
extraordinary item     $21,029  29,675,352  $ .71    $14,407  30,542,290  $ .47

Effect of Dilutive
Securities Stock option            167,765  ( .01)               131,670     -
                       _______  ___________  ____    _______  _________  ______
Income before
extraordinary item      21,029  29,843,117    .70     14,407  30,673,960    .47

Extraordinary item        (964)        -    ( .03)       -           -       -
                       _______  ___________  ____    _______  _________  ______

Net income available
to common shareholders
and assumed conversion $20,065  29,843,117  $ .67    $14,407  30,673,960  $ .47
                       =======  ==========  =====    =======  ==========  =====


Options to purchase 358,000 and 53,000 shares of common stock at June 30, 1997 and 1996, respectively at prices of $21.75-$31.25 and $24.13-$31.25, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common shares for the periods presented. Subsequent to June 30, 1997, the Company has acquired an additional 274,000 shares of treasury stock.

6. Commitments and Contingencies

a. Southwest Investment

On January 16, 1995, the Company and Southwest Casino & Hotel Corp. ("Southwest") entered into an agreement to fund the construction of a casino for the Kickapoo Traditional Tribe of Texas in Eagle Pass, Texas, which began operation in August 1996. The Company has invested in Southwest in the form of a $1.6 million Convertible Term Promissory Note, which has been fully reserved including $252,000 of interest due. Additionally the Company has made a $2.2 million Demand Promissory Note to Southwest. At June 30, 1997 and 1996, the amounts advanced, including accrued interest, were $2.4 million and $1.2 million, respectively. Southwest has not made payments on the Demand Promissory Note since December 1996. The Demand Promissory Note is secured by the management contract on the Kickapoo gaming facility, a deed of trust, and a UCC-1 financing statement.

Southwest was required to post a letter of credit for $800,000 in favor of the Kickapoo Tribe, which the Company posted on behalf of Southwest. Southwest is reimbursing the Company for the costs incurred. At June 30, 1997 the balance under the letter of credit had been reduced to $372,000.

c. Litigation

Currently, there are lawsuits pending against the Company arising in the normal course of business. In management's opinion, the ultimate outcome of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)


SUMMARY OF OPERATIONS

For the second quarter of 1997, net income before extraordinary items increased 29% to $10.9 million, or $.37 per share, compared to $8.5 million, or $.28 per share in the prior year period. For the six month period ended June 30, 1997, net income increased to $21.0 million, or $.70 per share before extraordinary items, from $14.4 million, or $.47 per share in the prior year period.

These increases, as well as the substantial increases in operating income, were attributable to the Company's share of earnings from NEW YORK-NEW YORK, which more than offset declines during the respective periods in the Company's operations at Primm, Nevada. The gaming and hotel capacity increases in the Las Vegas market and the ongoing construction disruptions at Primm Valley, continue to impact operations at Primm. The Company increased marketing and promotional costs in the second quarter. Although business volume returned to prior year levels in the second quarter, lower win percentages and increased marketing and promotional costs, resulted in reduced operating income at Primm. For the six month period, a slight decline in business volume coupled with these increased costs yielded lower overall performance.

An extraordinary charge of $1.0 million (net of taxes), or $.03 per share, was recorded in the second quarter of 1997, resulting from the early termination of the Company's prior bank credit facility.

REVENUES

Net revenues for the second quarter increased 18% to $75.6 million, and for the six months ended June 30, 1997, net revenues increased 19% to $147.1 million. These increases are due to the Company's share of earnings from NEW YORK-NEW YORK, which offset 5% declines in net revenues from the operations at Primm, Nevada, during each of the respective periods.

For the three month period, casino business volume was up approximately 2% from the prior year, but lower win percentages in both slots and table games resulted in a $1.9 million decline in casino revenue. For the six month period, casino business volume was down approximately 3%, and combined with the lower win percentages in the second quarter, casino revenue declined $4.5 million, or 5%.

Food and beverage revenue increased 4% for the three month period, primarily as a result of increased promotional allowances. For the six month period, food and beverage revenue was unchanged, as the second quarter increase offset an equivalent decline in the first quarter.

Hotel revenue declined $.5 million for the three month period, and $1.0 million for the six month period. Although the number of occupied rooms increased 11% for the three month period, and 6% for the six month period, primarily due to increased promotional allowances, the overall average daily rates declined 17% and 14%, respectively. This decline in average rate is due primarily to price reductions, but also results from a greater proportion of occupied rooms being at the lower midweek rate.

Entertainment revenue increased $.9 million for the three month period and $.8 million for the six month period, primarily due to revenues from Primm Valley Golf Club of $.4 million and $.5 million, respectively. A stronger headliner schedule in the Star of the Desert Arena contributed $.4 million and $.3 million in increased revenue, for the respective periods. Revenues from the arcades and amusement rides were up approximately $.1 million in the three month period, and flat for the six month period, despite a $.5 million increase in promotional allowances during the second quarter, and the opening of the new "Turbo Drop" ride in early April.

Service station revenues declined $.4 million for the three month period, and increased $.2 million for the six month period. The decline for the three month period is primarily due to a 7% decrease in prices, coupled with a slight decrease in the number of gallons sold. For the six month period, prices declined 2%, while the number of gallons sold increased 4%.

Operating income from NEW YORK-NEW YORK contributed $14.8 million and $29.4 million to the three and six month periods, respectively. These amounts reflect the Company's share of the pre-interest, pre-tax earnings of the property.

COSTS AND EXPENSES

Casino expenses increased $1.1 million for the three month period and $.8 for the six month period. These increases are primarily due to increases in promotional allowances of $1.3 million and $1.2 million, respectively, the costs of which are charged to casino expense. This was partly offset by a slight decline in gaming taxes attributable to the reduced casino revenue.

Food and beverage costs were essentially unchanged for the three month period since the costs associated with the increased promotional allowances were charged to casino expense. For the six month period, food and beverage costs decreased $.5 million due to the increased promotional allowance cost transfer and a slight decline in cash revenue volume.

Hotel expenses decreased slightly for both the second quarter and the six month period, despite the increase in occupied rooms. This is primarily due to an increase in the amount of hotel costs transferred to casino expense to reflect the costs associated with the increased promotional room allowances.

Entertainment costs increased $.6 million for the three month period, and $.8 million for the six month period. The operating expenses of the Primm Valley Golf Club, which opened in February, were $.7 million and $1.1 million, respectively, partially offset by an increase in the costs transferred to the casino for promotional allowances.

Service station costs declined $.4 million for the three month period, and were relatively unchanged for the six month period. The decline in the three month period was primarily due to a 7% reduction in product cost. For the six month period, product costs declined by 2%, while gallons sold increased 4%.

Selling, general and administrative expenses increased $1.9 million and $2.5 million for the respective three and six month periods. The increases are primarily due to increased marketing and advertising of $1.0 million and $1.6 million, respectively. Additionally, increases in overhead payroll costs and higher legal, professional and development costs contributed to the increase.

Depreciation and amortization increases for the periods are primarily the result of the new Primm Valley Golf Club, and the room refurbishment at Primm Valley Resort & Casino, which was completed in December 1996.

INTEREST EXPENSE

Interest expense, net, increased to $3.2 million from $1.2 million for the three month period and to $6.2 million from $2.7 million for the six month period. An increase in outstanding debt contributed an additional $1.0 million and $1.3 million in the respective periods. During the prior year three and six month periods, the Company capitalized $1.0 million and $2.0 million of interest as part of the investment in NEW YORK-NEW YORK. Since the facility is completed, there is no related capitalization in the current year periods. Additionally, capitalized interest on other construction projects declined by $.1 million and $.2 million for the respective three and six month periods.

Interest expense, net, from NEW YORK-NEW YORK is the Company's 50% share of the interest expense recorded by the joint venture for the respective periods.

INCOME TAXES

Income taxes increased by $1.4 million and $3.8 million for the respective three and six month periods, primarily as a result of an increase in earnings before taxes. The Company's effective tax rate was approximately 35.8% compared to 35.4% in the prior year periods.

EXTRAORDINARY ITEM

In the second quarter of 1997, the Company recorded a charge of $1.0 million, net of a $.5 million tax benefit, related to the unamortized fees associated with the early retirement of its former bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash and cash equivalents of $8.4 million as of June 30, 1997. Net cash provided by operations for the six months ended June 30, 1997 was $22.9 million as compared to $30.4 million in the prior year. This decline is primarily due to substantially reduced results at the Primm, Nevada operations.

The Company funds its daily operations through cash flow from operations. The Company borrows funds for significant capital expenditures and investments, such as a portion of its equity investment in NEW YORK-NEW YORK, which can not be fully funded out of operating cash flows.

On June 5, 1997 Company entered into a $250 million, Credit Facility, which may be increased to $350 million. (See Note 4).

In November 1996, the Board of Directors expanded the stock repurchase program authorizing the Company to acquire up to $50.0 million worth of its outstanding shares. The Company has acquired an aggregate of 1,969,500 shares at a cost of $34.3 million as of August 7, 1997.

The Company is constructing a second golf course at the Primm Valley Golf Club, with expected completion of the course by the end of 1997. A club house was completed in July 1997.

The Company is expanding and upgrading the Primm Valley Resort & Casino, to include an additional 15,000 square feet of casino space and a 21,400 square foot conference center. The bars, some restaurants and buffet have been renovated to include design elements to reinforce the golf theme. The conference center and most public areas will be completed in late summer 1997, with the balance of the public area renovation expected to be completed by the winter of 1997. By mid-1998, the Primm Valley casino will be expanded by another 15,000 square feet to connect directly to the Fashion Outlet of Las Vegas, the highly themed, upscale factory outlet mall discussed below. The Company is also constructing a new parking garage at Primm Valley and a tour entry to better accommodate the expanded facility.

Sheldon Gordon and Randy Brant, developers of the Forum shops at Caesar's Palace, along with the TrizecHahn centers, are developing, in two phases, up to a one million square foot themed shopping facility on 100 acres of land owned by Primm 650 Limited Partnership and adjacent to the Primm Valley Resort & Casino. The Company expects to incur approximately $1.5 million of infrastructure costs to accommodate the Fashion Outlet of Las Vegas development. The facility is being built and financed by the developers, with the first phase of approximately 600,000 square feet under construction, and expected completion by the fall of 1998.

Southwest was required to post a letter of credit for $800,000 in favor of the Kickapoo Tribe, which the Company posted on behalf of Southwest. Southwest is reimbursing the Company for the costs incurred. At June 30, 1997 the balance under the letter of credit had been reduced to $372,000.

Capital expenditures through June 30, 1997 were $33.2 million, compared to $22.3 million in 1996. Of the $33.2 million, $9.6 million was for the golf course, $7.0 million for the NEW YORK-NEW YORK investment, $12.5 million for the Primm Valley expansions and upgrades, $1.4 million for the expanded and upgraded monorail, and $2.7 million for the maintenance of existing facilities. For the balance of the year, capital requirements are expected to include $10.0 million for the Primm Valley expansion and upgrade, $5.0 million for the second golf course, $4.1 million for the monorail, $5.0 million for the parking garage, and $7.3 million for the maintenance of existing facilities.

The Company believes that its current cash flow, coupled with its credit facility, provide the resources and flexibility to meet existing obligations and to fund its commitments on the projects discussed above. The Company continues to pursue other gaming opportunities, and if successful in securing another location, depending upon the amount of funding required, the Company may need to obtain additional bank or vendor financing, or issue public or private debt or equity, or a combination thereof.

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


PART II. OTHER INFORMATION

Items 1 through 3. Are not applicable.

Item 4. Submission of Matter to a Vote of Security Holders
        The following matters were submitted to a vote of security holders during the Company's Annual meeting of Stockholders held May 27, 1997:

                                             No. of votes       Withheld
        Description of Matter                  Cast for         Authority
        _________________________            ____________       _________
        1. Election of directors
             Sigmund Rogich                   27,348,133          52,679
             Gary R. Sitzmann                 27,348,313          52,499
             George C. Swarts                 27,348,198          52,614

                                             No. of votes cast         No. of
                                             _________________
                                              For         Against   Abstentions
                                             _______      _______   ___________
        2. Approval of the amended and
           restated 1993 incentive plan     21,371,003  3,081,832      41,426

        3. Ratification of appointment
           of independent auditors          27,345,081     42,589      13,142

Item 5. None

Item 6. Exhibits and Reports on Form 8 - K.

  (a) Exhibits.
      10.29 Credit Agreement dated June 5, 1997 by and among Primadonna Resorts, Inc. and The Primadonna Corporation as "Borrowers", and Wells Fargo Bank as "Agent Bank" for a consortium of sixteen participating banks listed therein as "Lenders" (without schedules or exhibits).

      27. Financial Data Schedule as of June 30, 1997.

See exhibit index on page 18 for exhibits filed with this report

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


                                                      PRIMADONNA RESORTS, INC.
                                                      ________________________
                                                          (Registrant)


Date: July 31, 1997                               By  /s/Michael P. Shaunnessy
                                                    __________________________
                                                       Michael P. Shaunnessy
                                                      Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit                                                            Sequentially
  No.                           Description                          Numbered
                                                                       Pages
_______          ___________________________________________       ____________

10.29            Credit Agreement dated June 5, 1997 by and
                 among Primadonna Resorts, Inc. and The
                 Primadonna Corporation as "Borrowers", and
                 Wells Fargo Bank as "Agent Bank" for a
                 consortium of sixteen participating banks
                 listed therein as "Lenders" (without schedules
                 or exhibits).                                         23 - 152

27               Financial Data Schedule as of June 30, 1997          153