Form 10-Q
period 1997-09-30
PRIMADONNA RESORTS INC
filed 1997-11-12
CIK 901118

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1997

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

Yes  X    No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                     Outstanding at October 31, 1997
Common Stock, $.01 par value                       28,854,000 Shares

       Total No. of Pages  23                   Exhibit Index on page  22

                  PRIMADONNA RESORTS, INC. AND SUBSIDIARIES

                                  Form 10 - Q

                                    INDEX
                                                                     Page No.

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Balance Sheets at September 30, 1997
             (Unaudited) and December 31, 1996.....................     3 -  4

          Consolidated Statements of Income (Unaudited) for the
             Three and Nine Months Ended September 30, 1997 and 1996    5 -  6

          Consolidated Statements of Cash Flows (Unaudited) for
             the Nine Months Ended September 30, 1997 and 1996. ...     7 -  8

          Notes to Consolidated Financial Statements (Unaudited)...     9 - 15


  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    16 - 20


Part II. OTHER INFORMATION                                             20

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                       ASSETS
                              (Amounts in Thousands)

                                             September 30,     December 31,
                                                1997               1996
                                              _________        ___________
                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                  $  7,574          $ 10,027
   Accounts and notes receivable                   652             1,170
   Income tax refund receivable                     -                221
   Inventories                                   2,770             2,713
   Prepaid expenses and other                    6,993             5,790
                                              ________          ________
Total current assets                            17,989            19,921
                                              ________          ________

PROPERTY AND EQUIPMENT:
   Buildings and improvements                  205,294           187,756
   Land improvements                            95,296            90,950
   Furniture, fixtures and equipment           143,026           130,169
                                              ________          ________
                                               443,616           408,875
   Less: accumulated depreciation
         and amortization                     (136,875)         (116,183)
                                              ________          ________
                                               306,741           292,692
   Land                                          5,574             4,274
   Construction in progress                     17,442             3,949
                                              ________          ________
                                               329,757           300,915
                                              ________          ________

INVESTMENT IN JOINT VENTURE                     97,870            68,593
                                              ________           _______
NOTES RECEIVABLE, net of current portion         2,790             2,926
                                              ________          ________
OTHER ASSETS                                     8,138             7,616
                                              ________          ________
                                              $456,544          $399,971
                                              ========          ========













The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Amounts in Thousands Except Share Data)

                                             September 30,     December 31,
                                                1997               1996
                                              _________        __________
                                             (Unaudited)
CURRENT LIABILITIES:
   Accounts and construction payables          $13,537          $  5,599
   Accrued expenses                              8,678            10,684
   Current portion of long-term debt             1,639             1,100
                                              ________          ________
Total current liabilities                       23,854            17,383
                                              ________          ________

LONG-TERM DEBT                                 211,099           168,200
                                              ________          ________

DEFERRED INCOME TAXES PAYABLE                   14,653            13,370
                                              ________          ________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized; no
     shares issued and outstanding
   Common stock, $.01 par value;
     100,000,000 shares authorized;
     28,854,000 and 30,002,975 shares
     issued and outstanding in 1997
     and 1996, respectively                        309               308
   Additional paid - in capital                128,752           128,236
   Retained earnings                           113,539            85,767
   Less: treasury stock, at cost               (35,662)          (13,293)
                                              ________          ________
                                               206,938           201,018
                                              ________          ________
                                              $456,544          $399,971
                                              ========          ========














The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                             Three Months Ended September 30,
                                              ____________________________
                                                1997               1996
                                              _________        ___________
                                                       (Unaudited)
REVENUES:
   Casino                                     $ 41,964          $ 43,338
   Food and beverage                             8,007             7,917
   Hotel                                         5,438             5,969
   Entertainment                                 3,894             3,605
   Service station                               4,597             3,812
   Other                                         1,969             1,672
   Operating income from New York-New York      12,999               -
                                              ________          ________
                                                78,868            66,313
   Less: promotional allowances                 (5,057)           (3,362)
                                              ________          ________
   Net revenues                                 73,811            62,951
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       14,648            12,958
   Food and beverage                             7,206             7,156
   Hotel                                         2,552             3,003
   Entertainment                                 2,152             1,468
   Service station                               4,086             3,443
   Other                                           714               703
   Selling, general and administrative          11,846            10,593
   Property costs                                5,494             5,183
   Depreciation and amortization                 7,244             6,882
                                              ________          ________
                                                55,942            51,389
                                              ________          ________
   Income from operations                       17,869            11,562
OTHER INCOME (EXPENSE)
   Interest expense, net                        (3,352)             (943)
   Interest expense, net from New York-New York (2,511)              -
                                              ________          ________
   Income before taxes                          12,006            10,619
INCOME TAX PROVISION                             4,299             3,827
                                              ________          ________
NET INCOME                                    $  7,707          $  6,792
                                              ========          ========
   Earnings per share                            $0.27             $0.22
                                              ========          ========
   Weighted average number of shares of
     common stock outstanding               29,030,241        30,656,529
                                            ==========        ==========






The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                             Nine Months Ended September 30,
                                              ____________________________
                                                1997               1996
                                              _________        ___________
                                                       (Unaudited)
REVENUES:
   Casino                                     $124,770          $130,684
   Food and beverage                            22,821            22,725
   Hotel                                        16,374            17,940
   Entertainment                                10,155             9,104
   Service station                              12,557            11,605
   Other                                         5,338             5,030
   Operating income from New York-New York      42,416               -
                                              ________          ________
                                               234,431           197,088
   Less: promotional allowances                (13,498)          (10,282)
                                              ________          ________
   Net revenues                                220,933           186,806
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       41,274            38,811
   Food and beverage                            20,159            20,577
   Hotel                                         7,922             8,471
   Entertainment                                 5,516             4,041
   Service station                              11,375            10,685
   Other                                         2,041             2,135
   Selling, general and administrative          35,087            31,326
   Property costs                               14,215            13,758
   Depreciation and amortization                21,483            20,433
                                              ________          ________
                                               159,072           150,237
                                              ________          ________
   Income from operations                       61,861            36,569
OTHER INCOME (EXPENSE)
   Interest expense, net                        (9,579)           (3,645)
   Interest expense, net from New York-New York (7,519)              -
                                              ________          ________
   Income before taxes                          44,763            32,924
INCOME TAX PROVISION                            16,027            11,725
                                              ________          ________
   Income before extraordinary item:            28,736            21,199
EXTRAORDINARY ITEM-loss on early retirement
   of debt, net of income tax benefit              964               -
                                              ________          ________
NET INCOME                                    $ 27,772          $ 21,199
                                              ========          ========
   Earnings per share before extraordinary item  $0.97             $0.69
      extraordinary item                        ($0.03)               -
      net income                                 $0.94             $0.69
                                              ========          ========
   Weighted average number of shares of
     common stock outstanding               29,569,380        30,667,955
                                            ==========        ==========

The accompanying notes are an integral part of these financial statements.

                       PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                    Nine Months Ended
                                                      September 30,
                                              ____________________________
                                                1997               1996
                                              _________        __________
                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 27,772          $ 21,199
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization              21,483            20,433
     Amortization of debt issuance costs           202               319
     Equity income from New York-New York
       in excess of distributions              (22,277)              -
     Increase in life insurance cash
       surrender value                            (366)             (271)
     Gain on sale of assets                        (75)             (286)
     Deferred income taxes                       1,554             1,298
     Extraordinary loss                          1,483               -
     Change in current assets and liabilities
       due to operating activities:
       Decrease in accounts and
         notes receivable                          518               864
       Decrease in income tax refund receivable    221               994
       (Increase) decrease in inventories          (57)                6
       (Increase) decrease in prepaid
         expenses and other                     (1,474)              (96)
       Increase (decrease) in accounts
         and construction payables               7,938            (1,183)
       Increase (decrease) in accrued expenses  (2,006)            1,891
                                              ________          ________
     Total adjustments                           7,144            23,969
                                              ________          ________

Net cash provided by operating activities       34,916            45,168
                                              ________          ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment         (49,950)          (27,962)
   Investment in joint venture                  (7,000)          (13,130)
   Increase in other assets                     (1,871)           (3,979)
   Proceeds from disposal of other assets          275               364
                                              ________          ________
Net cash used in investing activities          (58,546)          (44,707)
                                              ________          ________







The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                    Nine Months Ended
                                                      September 30,
                                              ____________________________
                                                1997               1996
                                              _________        __________
                                                       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from exercise of
       stock options                          $    517          $    947
   Purchase of treasury stock                  (22,369)           (6,999)
   Proceeds from issuance of long-term debt    328,300            32,001
   Principal payments of long-term debt       (285,271)          (27,404)
                                              ________          ________

Net cash provided by (used in)
   financing activities                         21,177            (1,455)
                                              ________          ________

Net decrease in cash and
   cash equivalents                             (2,453)             (994)

Cash and cash equivalents, beginning of year    10,027             9,148
                                              ________          ________

Cash and cash equivalents, end of period      $  7,574          $  8,154
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

Information as of December 31, 1996, included in the accompanying consolidated financial statements and the notes thereto, has been audited. Information with respect to the three and nine month periods ended September 30, 1997 and 1996, included in these consolidated financial statements and notes thereto, is unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and do not contain all of the information and disclosures required by generally accepted accounting principles. However, the accompanying unaudited consolidated financial statements do contain all adjustments which, in the opinion of management, are necessary to fairly present the financial position and results of operations for the three and nine month periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

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

2. Statements of Cash Flows

The following supplemental disclosures are provided as part of the accompanying consolidated statements of cash flows:

                                                    Nine Months Ended
                                                      September 30,
                                                ________________________
                                                1997               1996
                                               _____              _____
                                                    (In thousands)
Cash payments made for interest
  (net of amounts capitalized)                $  9,918          $  4,173
                                              ========          ========

Cash payments made for income taxes           $ 14,200          $  7,200
                                              ========          ========

Capitalized lease obligation                  $    383          $    -
                                              ========          ========

3. Investment in Joint Venture

On December 28, 1994, the Company and MGM Grand, Inc.("MGM"), formed a joint venture to own and operate the NEW YORK-NEW YORK Hotel & Casino. The hotel/ casino opened on January 3, 1997. The Company holds a 50% interest in the joint venture. The Company has contributed cash of $69.5 million and certain rights to the New York theme acquired from a third party licensor. MGM has contributed land (valued at $41.2 million) on which the property is located and cash of $29.5 million. The joint venture has secured limited recourse bank financing of $285 million, and term loan financing of $20 million. The joint venture partners have executed Keep-Well Agreements in conjunction with the bank financing. Should NEW YORK-NEW YORK fail to meet certain minimum financial ratios, then the partners would be required to make additional equity contributions, to the extent needed, to bring the ratios into compliance.

Summary condensed financial information for the joint venture is as follows:

                                        Three Months Ended    Nine Months Ended
                                                    September 30, 1997
                                         __________________   ________________
                                                     (In thousands)

Net revenues                                  $ 61,709          $196,978
Operating income                                25,999            84,833
Interest expense, net                            5,023            15,039
Net income                                      20,976            69,794

Total assets                                  $472,016          $472,016
Long-term debt                                 236,193           236,193
Member equity                                  170,217           170,217

4. Long-Term Debt

On June 5, 1997, the Company entered into a Credit Agreement ("Agreement") with a sixteen bank consortium led by Wells Fargo Bank as agent, for a $250,000,000 revolving loan. This loan replaces the prior Reducing Revolving Bank Credit Agreement. As of September 30, 1997, the Company had an outstanding balance of $210,900,000 under the Agreement. The Agreement provides that the Company may, upon certain conditions, increase the maximum permitted balance to $350,000,000. The Agreement has no scheduled reductions, and expires on June 5, 2002.

The Agreement provides for interest payments at least quarterly, at the prime rate or LIBOR plus a sliding margin, based upon the Company's debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The margin for prime rate ranges between 0% and 1.125%, while the margin for LIBOR ranges between 0.50% and 2.375%. The weighted average interest rate at September 30, 1997 was 7.2%. The Company incurs commitment fees of .20% to .50% for the unused portion of the Agreement, depending upon the debt to EBITDA ratio achieved by the Company. The obligation is secured by substantially all real property, leasehold interests in real property, and personal property of the Company, excluding the Primm Valley Golf Club. The Agreement contains certain restrictive covenants relating to the use of proceeds, sale or transfer of assets, the incurrence of additional debt over a specified level, capital expenditures and investments, and maintenance of certain minimum financial ratios.

As of June 5, 1997, the Company terminated its prior Reducing Revolving Bank Credit Agreement. As a result of this early termination, the Company recorded an extraordinary charge of $964,000 net of taxes, related to the write off of unamortized debt issuance costs.

The Company incurred a liability in connection with the acquisition of the NEW YORK-NEW YORK theme rights of $1,100,000, due January 6, 1997, and
$400,000 due January 7, 1998. At September 30, 1997, the $1,500,000 due for the theme rights is reflected as a current obligation. In accordance with the terms of the theme rights agreement, the payment of $1,100,000 is being withheld pending the determination of indemnity obligations.

Long-term debt consists of the following:

                                             September 30,     December 31,
                                                1997               1996
                                              _________        __________
                                             (Unaudited)
                                                   (In thousands)

Credit Agreement $250,000,000, June 5, 1997,
5 year term, LIBOR plus applicable margin     $210,900          $    -

Reducing Revolving Bank Credit Agreement,
Amended March 27, 1996, Terminated June 5,
1997, LIBOR plus applicable margin                 -             167,800

NEW YORK-NEW YORK theme rights due January
6, 1997 and January 7, 1998, no interest         1,500             1,500

Other                                              338               -
                                              ________          ________
                                               212,738           169,300
Less: current portion                            1,639             1,100
                                              ________          ________
Total long-term debt                          $211,099          $168,200
                                              ========          ========

5. Earnings Per Share

The Company will adopt Statement of Financial Accounting Standards ("SFAS")
No. 128- "Earnings per Share", effective for fiscal years ending after December 15, 1997. Pro forma earnings per share under SFAS No. 128 are as follows:

                                  Three Months Ended September 30,
                                 1997                          1996
                       __________________________    __________________________
                       Income   Shares  Per-Share    Income   Shares  Per-Share
                                         Amount                        Amount
                       __________________________    __________________________
                           (Dollars in thousands, except per share amounts)

Basic EPS:
Income before
extraordinary item     $ 7,707  28,917,789  $ .27    $ 6,792  30,484,297  $ .22

Extraordinary item         -           -       -         -           -       -
                       _______  ___________  ____    _______  _________  ______

Net income available
to common shareholders $ 7,707  28,917,789  $ .27    $ 6,792  30,484,297  $ .22
                       _______  ___________  ____    _______  _________  ______

Diluted EPS:
Income before
extraordinary item     $ 7,707  28,917,789  $ .27    $ 6,792  30,484,297  $ .22

Effect of Dilutive
Securities Stock option            112,452     -                 172,232     -
                       _______  ___________  ____    _______  _________  ______
Income before
extraordinary item        7,707 29,030,241    .27      6,792  30,656,529    .22

Extraordinary item          -        -         -         -                   -
                       _______  ___________  ____    _______  _________  ______

Net income available
to common shareholders
and assumed conversion $ 7,707  29,030,241  $ .27    $ 6,792  30,656,529  $ .22
                       =======  ==========  =====    =======  ==========  =====

Options to purchase 788,000 and 398,000 shares of common stock at September 30, 1997 and 1996, respectively at prices of $18.75-$31.25 and $19.50-$31.25, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common shares for the periods presented.


                                   Nine Months Ended September 30,
                                 1997                          1996
                       __________________________    __________________________
                       Income   Shares  Per-Share    Income   Shares  Per-Share
                                         Amount                        Amount
                       __________________________    __________________________
                           (Dollars in thousands, except per share amounts)

Basic EPS:
Income before
extraordinary item     $28,736  29,420,056  $ .98    $21,199  30,522,818  $ .69

Extraordinary item        (964)        -    ( .03)       -           -       -
                       _______  ___________  ____    _______  _________  ______

Net income available
to common shareholders $27,772  29,420,056  $ .95    $21,199  30,522,818  $ .69
                       _______  ___________  ____    _______  _________  ______

Diluted EPS:
Income before
extraordinary item     $28,736  29,420,056  $ .98    $21,199  30,522,818  $ .69

Effect of Dilutive
Securities Stock option            149,324  ( .01)               145,137     -
                       _______  ___________  ____    _______  _________  ______
Income before
extraordinary item      28,736  29,569,380    .97     21,199  30,667,955    .69

Extraordinary item        (964)        -    ( .03)       -           -       -
                       _______  ___________  ____    _______  _________  ______

Net income available
to common shareholders
and assumed conversion $27,772  29,569,380  $ .94    $21,199  30,667,955  $ .69
                       =======  ==========  =====    =======  ==========  =====


Options to purchase 334,000 and 398,000 shares of common stock at September 30, 1997 and 1996, respectively at prices of $21.75-$31.25 and $19.50-$31.25, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common shares for the periods presented.

6. Commitments and Contingencies

a. Southwest Investment

On January 16, 1995, the Company and Southwest Casino & Hotel Corp. ("Southwest") entered into an agreement to fund the construction of a casino for the Kickapoo Traditional Tribe of Texas in Eagle Pass, Texas, which began operation in August 1996. The Company has invested in Southwest in the form of a $1.6 million Convertible Term Promissory Note, which has been fully reserved including $252,000 of interest due. Additionally the Company has made a $2.2 million Demand Promissory Note to Southwest. At September 30, 1997 and 1996, the amounts advanced, including accrued interest, were $2.4 million and $2.1 million, respectively. Southwest has not made payments on the Demand Promissory Note since December 1996. The Demand Promissory Note is secured by the management contract on the Kickapoo gaming facility.

Southwest was required to post a letter of credit for $800,000 in favor of the Kickapoo Tribe, which the Company posted on behalf of Southwest. Southwest reimbursed the Company for the costs incurred. As of August 10, 1997 the letter of credit expired.

c. Litigation

Currently, there are lawsuits pending against the Company arising in the normal course of business. In management's opinion, the ultimate outcome of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)


SUMMARY OF OPERATIONS

For the third quarter of 1997, net income increased 13% to $7.7 million, or $.27 per share, compared to $6.8 million, or $.22 per share in the prior year period. For the nine month period ended September 30, 1997, net income before extraordinary items, increased to $28.7 million, or $.97 per share from $21.2 million, or $.69 per share in the prior year period.

These increases, as well as the substantial increases in operating income, were attributable to the Company's 50% share of earnings from NEW YORK-NEW YORK, which more than offset significant declines during the respective periods in the Company's operations at Primm, Nevada. The gaming and hotel capacity increases in the Las Vegas market and the ongoing construction disruptions at Primm Valley, continue to impact operations at Primm. The Company increased marketing and promotional costs in both the three and nine month periods in response to these pressures. The declining revenues at Primm coupled with these increased costs, have caused operating income at Primm to decline by $6.7 million and $17.1 million for the respective three and nine month periods.

An extraordinary charge of $1.0 million (net of taxes), or $.03 per share, was recorded in the second quarter of 1997, resulting from the early termination of the Company's prior bank credit facility.

REVENUES

Net revenues for the third quarter increased 17% to $73.8 million, and for the nine months ended September 30, 1997, net revenues increased 18% to $220.9 million. These increases are due to the Company's 50% share of earnings from NEW YORK-NEW YORK, which offset 3% and 4% declines in net revenues from the operations at Primm, Nevada, during each of the respective periods.

For the three month period, casino business volume was down approximately 1% from the prior year, and combined with lower win percentages, casino revenue declined $1.4 million, or 3%. For the nine month period, casino business volume was down approximately 2%, and combined with the lower win percentages, casino revenue declined $5.9 million, or 5%.

Food and beverage revenue was up slightly in both periods, however, increases in promotional allowances offset cash revenue declines of $.3 million and $.8 million in the respective three and nine month periods.

Hotel revenue declined $.5 million, or 9%, for the three month period, and $1.6 million, also 9%, for the nine month period. The number of occupied rooms increased 1% for the three month period, and 4% for the nine month period, primarily due to increased promotional allowances. However, the overall average daily rates declined 9% and 13%, respectively, primarily due to price reductions, but also from a greater proportion of occupied rooms being at the lower midweek rate.

Entertainment revenue increased $.3 million, or 8%, for the three month period and $1.1 million, or 12%, for the nine month period, primarily due to revenues from Primm Valley Golf Club of $.4 million and $.9 million, respectively. A stronger headliner schedule in the Star of the Desert Arena contributed $.1 million and $.4 million in increased revenue, for the respective periods. Revenues from the arcades and amusement rides were down approximately $.1 million in both the three and nine month periods, despite increases in promotional allowances of $.3 million for the three month period and $1.1 million for the nine month period.

Service station revenues rose $.8 million for the three month period, and increased $1.0 million for the nine month period. The increase for the three month period is primarily due to a 32% increase in gallons sold, offset by a 10% decrease in prices. The majority of the volume increase was due to diesel sales. During the prior year period one of the service stations was undergoing remodeling which impacted diesel sales volume. For the nine month period, the number of gallons sold increased 12%, while prices declined 4%.

Operating income from NEW YORK-NEW YORK contributed $13.0 million and $42.4 million to the three and nine month periods, respectively. These amounts reflect the Company's share of the pre-interest, pre-tax earnings of the property.

COSTS AND EXPENSES

Casino expenses increased $1.7 million for the three month period and $2.5 for the nine month period. These increases are primarily due to increases in promotional allowances of $1.8 million and $3.2 million, respectively, the costs of which are charged to casino expense. This was partially offset by a slight decline in gaming taxes attributable to the reduced casino revenue.

During the third quarter, the Company enhanced its buffet offering to include seafood, which caused an increase in the cost of sales. This increase was offset by the increased promotional allowance cost transfer. For the nine month period, food and beverage costs decreased $.4 million due to an increase in the promotional cost transfer and lower cash revenues, which were partially offset by the food cost increase experienced in the third quarter.

Hotel expenses decreased $.5 million for both the third quarter and the nine month period, despite the increase in occupied rooms. This is primarily due to an increase in the amount of hotel costs transferred to casino expense to reflect the costs associated with the increased promotional room allowances.

Entertainment costs increased $.7 million for the three month period, and $1.5 million for the nine month period. The operating expenses of the Primm Valley Golf Club, which opened in February, were $.7 million and $1.8 million, respectively. Amusement costs increased $.2 million in the three and nine month periods. Arena costs for the nine month period are up $.3 million due primarily to headliner entertainer costs. These costs are partially offset by an increase in the costs transferred to the casino for promotional allowances.

Service station costs increased $.6 million for the three month period, and $.7 million for the nine month period. The increase in the three month period was primarily due to the 32% increase in gallons sold, offset by a 9% decrease in product cost. For the nine month period, product costs decreased 4% while gallons sold increased 12%.

Selling, general and administrative expenses increased $1.3 million and $3.8 million for the respective three and nine month periods. The increases are primarily due to increased marketing and advertising of $1.2 million and $2.9 million, respectively. Additionally, increases in overhead payroll costs and development costs contributed to the increase.

Depreciation and amortization increases for the periods are primarily the result of the new Primm Valley Golf Club, and the refurbishment of the Primm Valley Resort & Casino, including the conference center.

INTEREST EXPENSE

Interest expense, net, increased to $3.4 million from $.9 million for the three month period and to $9.6 million from $3.6 million for the nine month period. An increase in outstanding debt contributed an additional $1.1 million and $3.1 million in the respective periods. During the prior year three and nine month periods, the Company capitalized $1.1 million and $3.1 million of interest related to the investment in NEW YORK-NEW YORK. Since the facility is completed, there is no related capitalization in the current year periods. Additionally, capitalized interest on other construction projects declined by $.2 million and $.4 million for the respective three and nine month periods.

Interest expense, net, from NEW YORK-NEW YORK is the Company's 50% share of the interest expense recorded by the joint venture for the respective periods.

INCOME TAXES

The provision for income taxes increased by $.5 million and $4.3 million for the respective three and nine month periods, primarily as a result of an increase in earnings before taxes. The Company's effective tax rate was approximately 35.8% in both the three month and nine month periods compared to 36.0% and 35.6, respectively in the prior year.

EXTRAORDINARY ITEM

In the second quarter of 1997, the Company recorded an extraordinary charge of $1.0 million, net of a $.5 million tax benefit, related to the write off of the unamortized loan costs associated with the early retirement of its former bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash and cash equivalents of $7.6 million as of September 30, 1997. Net cash provided by operations for the nine months ended September 30, 1997 was $34.9 million as compared to $45.2 million in the prior year. This decline is primarily due to substantially reduced results at the Primm, Nevada operations.

The Company funds its daily operations through cash flow from operations. The Company borrows funds for significant capital expenditures and investments, such as a portion of its equity investment in NEW YORK-NEW YORK, which can not be fully funded out of operating cash flows.

On June 5, 1997 Company entered into a $250 million, Credit Facility, which may be increased to $350 million. (See Note 4). The Company is currently in the process of increasing the Credit Facility by approximately $40-$60 million.

In November 1996, the Board of Directors expanded the stock repurchase program authorizing the Company to acquire up to $50.0 million worth of its outstanding shares. The Company has acquired an aggregate of 2,014,500 shares at a cost of $35.7 million as of September 30, 1997.

The Company is constructing a second golf course at the Primm Valley Golf Club, with expected completion by the end of 1997. The club house was completed and opened in July 1997.

The Company has expanded and upgraded the Primm Valley Resort & Casino, to include an additional 15,000 square feet of casino space and a 21,400 square foot conference center. The bars, some restaurants and buffet have been renovated to include design elements to reinforce the golf and resort theme. The conference center and most public areas were completed in the third quarter. The Company also constructed a new parking garage at Primm Valley which opened in early October. By mid-1998, the Primm Valley casino will be expanded by another 15,000 square feet to connect directly to the Fashion Outlet of Las Vegas, the highly themed, upscale factory outlet mall discussed below.

Sheldon Gordon and Randy Brant, developers of the Forum shops at Caesars Palace, along with the TrizecHahn centers, are developing, in two phases, up to a one million square foot themed shopping facility on 100 acres of land owned by Primm 650 Limited Partnership and adjacent to the Primm Valley Resort & Casino. The Company expects to incur approximately $1.5 million of infrastructure costs to accommodate the Fashion Outlet of Las Vegas development. The facility is being built and financed by the developers, with the first phase of approximately 600,000 square feet under construction, and completion is expected by the fall of 1998.

Southwest was required to post a letter of credit for $800,000 in favor of the Kickapoo Tribe, which the Company posted on behalf of Southwest. Southwest reimbursed the Company for the costs incurred. As of August 10, 1997 the letter of credit expired.

Capital expenditures through September 30, 1997 were $57.0 million, compared to $41.0 million in 1996. Of the $57.0 million, $14.8 million was for the second golf course, $7.0 million for a NEW YORK-NEW YORK investment, $28.6 million for the Primm Valley expansions and upgrades, $2.0 million for the expanded and upgraded monorail, and $4.6 million for the maintenance of existing facilities.

For the balance of the year, capital requirements are expected to include $5.0 million for the Primm Valley expansion and upgrade, $2.5 million for the second golf course and academy, $3.5 million for the monorail, and $5.4 million for the maintenance of existing facilities.

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

FORWARD LOOKING INFORMATION

Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "believes", "should", "may," "expect", "will", "exploring", or "continue," or the negative thereof, or other variations thereon, or comparable terminology. As with any construction projects, the Primadonna expansion and upgrade, the golf course and golf academy, and the outlet mall, involve many risks and uncertainties, including but not limited to material and labor shortages, work stoppages, design changes, and weather. Further, engineering, environmental, or geological problems and governmental regulations and approvals could give rise to delays or cost overruns. For additional factors which could cause forward looking statements to be materially different than actual results, see "Business Risks" section of Annual Report Form 10-K at December 31, 1996.


PART II. OTHER INFORMATION

Items 1 through 5. Are not applicable.

Item 6. Exhibits and Reports on Form 8 - K.

  (a) Exhibits.
      4.3 Form of Combination Employee Incentive and Nonqualified Stock Option Agreement, previously filed as Exhibit 4.3 of the Registration Statement on Form S - 8 filed by the Company with the Commission on August 11, 1997 and incorporated herein by reference.

      27. Financial Data Schedule as of September 30, 1997.

See exhibit index on page 22 for exhibits filed with this report

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


                                                      PRIMADONNA RESORTS, INC.
                                                      ________________________
                                                          (Registrant)


Date: October 31, 1997                            By  /s/Michael P. Shaunnessy
                                                    __________________________
                                                       Michael P. Shaunnessy
                                                      Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit                                                            Sequentially
  No.                           Description                          Numbered
                                                                       Pages
_______          ___________________________________________       ____________

27               Financial Data Schedule as of September 30, 1997      23