Form 10-K
period 1997-12-31
PRIMADONNA RESORTS INC
filed 1998-03-26
CIK 901118

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1998: $299,788,863

The number of shares outstanding of each of the registrant's classes of common stock, as of March 16, 1998: 28,917,600 shares of Common Stock, $ .01 Par Value

Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                                      Exhibit Index on page  68
                                                      Total number of pages  84

                   PRIMADONNA RESORTS, INC. AND SUBSIDIARIES

                                  FORM 10-K

                                    INDEX

                                                                  Page no.
PART I

Item 1.  Business................................................   3 - 14

Item 2.  Properties..............................................  15 - 16

Item 3.  Legal Proceedings.......................................  16 - 17

Item 4.  Submission of Matters to a Vote of Security Holders.....  17

Part II

Item 5.  Market for Registrant's Common Stock and Related
            Stockholders Matters.................................  18

Item 6.  Selected Financial Data.................................  19

Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................  20 - 25

Item 8.  Consolidated Financial Statements and
            Supplementary Data...................................  26 - 61

Item 9.  Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure..................  62

Part III

Item 10. Directors and Executive Officers of the Registrant......  62

Item 11. Executive Compensation..................................  62

Item 12. Security Ownership of Certain Beneficial Owners
            and Management.......................................  62

Item 13. Certain Relationships and Related Transactions..........  62

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K..........................................  63- 66

         Signatures..............................................  67

                                    PART I

Item 1. Business

Primadonna Resorts, Inc. and subsidiaries ("Company") owns and operates three resort-casinos on both sides of Interstate 15 at the California/Nevada border, in Primm, Nevada ("Primm"), a 50% interest in New York-New York Hotel & Casino, LLC ("New York-New York") on the Las Vegas "Strip", and the Primm Valley Golf Club ("Golf Club") in California.

Buffalo Bill's Resort & Casino ("Buffalo Bill's"), Primm Valley Resort & Casino ("Primm Valley"), and Whiskey Pete's Hotel & Casino ("Whiskey Pete's" and together with Buffalo Bill's and Primm Valley, "Primm Properties") form a major destination location and offer, to the more than eleven million vehicles traveling through Primm on Interstate 15, the first opportunity to wager upon entering Nevada, and the last opportunity before leaving. The Company estimates that more than 25% of all passing vehicles stopped at the Primm Properties in 1997.

The Company is a 50% joint venture partner with MGM Grand, Inc. ("MGM") in New York-New York, which was completed in late December 1996, and opened to the public on January 3, 1997. The New York themed mega-resort is located at the premier location on the Las Vegas "Strip", the corner of Tropicana Avenue and Las Vegas Boulevard.

In February 1997, the Company opened the challenging championship 18-hole Primm Valley Golf Club, designed by Tom Fazio, and located in California, four miles south of Primm. This represented the first phase of a golf educational complex which will include an additional 18-hole championship course, opening in April 1998, and a golf academy operated by Compusport, opening in the spring of 1998.


Business Strategy


The Company's business strategy at Primm is to capitalize on its unique and advantageous location on the heavily traveled Interstate 15 corridor. Approximately 11.3 million, 10.8 million and 10.6 million vehicles traveled through Primm on Interstate 15 in 1997, 1996, and 1995, respectively. The next closest casino-hotel is located in Jean, Nevada, approximately eleven miles north towards Las Vegas. Most of the land between Primm and Jean that is not owned, leased or subject to the Company's exclusive gaming rights, is owned by the Federal Government. The Primm Properties offer a convenient stop for Interstate 15 travelers, and an attractive destination location for Southern California residents, and to a lesser extent, visitors from Las Vegas and elsewhere.

The Company positions its Primm Properties to appeal to "tiered" market segments including the family/entertainment-oriented Buffalo Bill's, the conference/leisure-oriented Primm Valley, and the value-oriented Whiskey Pete's. These hotel-casinos attract drive-by and overnight customers offering good values on dining and lodging, with an emphasis on service, quality, cleanliness and comfort. The Primm Properties offer an array of amenities and attractions, including 133,400 square feet of casino space, 2,676 hotel rooms, a 25,000 square foot conference center, 10 restaurants, and a variety of rides. The three casinos include approximately 4,525 slot machines, 107 table games, poker, keno, and race and sports books. In addition, the Primm Properties offer one-of-a-kind swimming pools, a movie theater, motion simulation theaters, ferris wheel, bowling center, an interactive water flume ride, "The Desperado" roller coaster and the "Turbo Drop" thrill ride. These attractions encourage visits by families and provide entertainment for children, while allowing adults to spend more time in the Company's casinos. The 6,100-seat Star of the Desert Arena hosts top-name entertainers, and has allowed the Company to use special events as part of extended stay packages.

To further advance Primm as a destination location, increase mid-week utilization, and attract a more upscale clientele, the Company opened the Golf Club in February 1997. A second 18-hole course , opening in April 1998, and a golf school are under construction with opening expected in the spring of 1998.

Additionally, in August 1997 the Company opened a 25,000 square foot conference center at Primm Valley. The Company began to pursue group and conference business to coincide with the opening. In addition, a 525,000 square foot themed outlet mall is being constructed adjacent to Primm Valley by third party developers; the anticipated opening is July 1998. The Company expects these enhancements to increase both the visibility and desirability of the Primm location.

The Company is actively continuing bus and tour contracts with major operators. Special events and entertainment promotions are held to further enhance the destination concept as well as to foster repeat visits from patrons.

A major element of the Company's business strategy at Primm is to emphasize slot machine play. Slot play contributes to consistent cash flow, profit generation, and provides significant operating leverage because of lower associated labor costs. The Company's low minimum and maximum ($500) betting limits for its table games also helps stabilize its cash flows. The Company has installed player tracking systems to encourage customer loyalty, and increased visits. Additionally, the Company uses these systems to more efficiently target and administer its direct mail programs.

The Company's strategy at New York-New York is to create an atmosphere that will cause visitors to believe that the hotel, with its New York skyline, the "Manhattan Express" roller coaster and its Coney Island style amusement center, are a "must-see" on any Las Vegas visit. New-York-New York is targeted towards the upper end of the middle market.

The Company's growth and diversification strategy is to develop or acquire additional casino operations by capitalizing upon its design, development, marketing, and operational expertise. The Company is seeking opportunities to expand beyond Primm and New York-New York, however, the Company is highly selective in its evaluation of expansion opportunities. The Company's expansion activities focus on (i) venues with long-term growth potential, political stability, and a reliable regulatory environment, (ii) unique locations that provide immediate access to high population density or traffic flow and some degree of market protection, (iii) development sites with enough available land to grow, and (iv) projects that generate meaningful cash flow and an above average return on investment. The Company believes that it is well positioned to pursue business opportunities either alone, or through strategic alliances with other entities.

Current Operations

Buffalo Bill's Resort & Casino

Buffalo Bill's is a western-themed resort-casino, targeted towards the family/ entertainment market segment, offering diverse amenities that appeal to all age groups. The 35 foot high ceiling gives one the feel of the wide open spaces of the old west. Buffalo Bill's has 1,239 rooms in two 16-story towers. The complex includes approximately 46,000 square feet of casino space including approximately 1,700 slot machines, 43 table games, a keno lounge, and a race and sports book; four restaurants; a deli; two bars; two motion simulation theaters; a movie theater; the 6,100-seat Star of the Desert Arena; a Ghost Town attraction including various novelty, gift, and food specialty shops; a buffalo shaped swimming pool with a Jacuzzi; a video arcade and midway games.

In addition, Buffalo Bill's features "The Desperado", the tallest and fastest roller coaster in the western hemisphere, and the interactive "Adventure Canyon" water log flume ride, both of which are accessible from within the casino. In April 1997 the Company opened another thrill ride , the "Turbo Drop", which gives riders the experience of weightlessness from 6Gs of negative force.

Whiskey Pete's Hotel & Casino

Whiskey Pete's attracts travelers seeking a value-oriented casual and friendly atmosphere. The congenial, "down to earth" atmosphere is promoted through the Gold Rush period dress of the employees, the use of wood and bright colors throughout the interior, and the "home-style" cooking offered in the Whiskey Pete's restaurants.

Whiskey Pete's, an 1850's Gold Rush themed hotel-casino, offers a 36,400 square foot casino, three restaurants, a snack bar, three bars and a lounge, a 650 seat showroom, 777 rooms, swimming pool with a water slide, a Jacuzzi, and an arcade. The casino includes approximately 1,315 slot machines, 30 table games, a keno lounge, and a race and sports book. The casino entrance features the original Bonnie & Clyde "Death Car" and the Dutch Schultz-Al Capone "Gangster Car".

Primm Valley Resort & Casino

The former Primadonna Resort & Casino was re-themed during 1997 to a golf resort atmosphere, and renamed "Primm Valley Resort & Casino". A room renovation project was completed at the end of 1996, and the casino area decor transformation occurred in 1997 in conjunction with the completion of a 25,000 square foot conference center and a 20,000 square foot casino expansion, which were completed in August. In October, a new 600 space parking garage was opened. The gourmet restaurant, now called GP's, was remodeled in 1997, as was the buffet. The expanded monorail system has been completed and now connects Primm Valley with both Buffalo Bill's and Whiskey Pete's.

Current projects for 1998 include the renovation of the coffee shop and the addition of a piano bar lounge in the center of the casino area. An additional 34,000 square feet of casino, restaurant and retail space will be added in July, to tie-in directly with the new retail outlet mall discussed below.

Primm Valley currently has a 51,000 square foot casino, including 1,510 slot machines and 34 table games, keno lounge, poker and a race and sports book, 660 rooms, three restaurants, two bars, a snack bar, ferris wheel, arcade, and bowling center. The property is a four-story diamond shaped building with a large interior courtyard consisting of a swimming pool, Jacuzzi and garden.

Primm Valley Golf Club

The Primm Valley Golf Club, located approximately four miles south in California, was completed in December 1996 and opened to the public in February 1997. The first phase offered an 18-hole Tom Fazio designed championship course, a driving range and other practice facilities, and a clubhouse. The second phase, currently under construction, includes a second Tom Fazio designed 18-hole course, to be completed by April 1998. The Compusport Golf Academy opened in March 1998, providing advanced training facilities. The addition of the golf course, coupled with the Primm Valley re-theming and conference center, is expected to appeal to groups seeking an attractive setting for mid-week conferences, with golf as a recreational option. The Company also believes that the attractiveness of the Golf Club is enhanced by the limited number of premier golf facilities available to Las Vegas visitors and residents.

New York-New York

The 48 story New York-New York Hotel & Casino complex includes such landmarks as the Statue of Liberty, Empire State Building, Central Park, and the Brooklyn Bridge. This New York-themed property contains an 84,000 square foot casino, 2,033 rooms, themed restaurants and lounges, retail outlets, the "Manhattan Express" roller coaster and a Coney Island style amusement area. The casino has approximately 2,400 slots machines, 71 table games, a keno lounge, and a race and sports book. The property includes approximately 30,000 square feet of retail space, and a showroom which opened in mid-1997.

In March 1997, New York-New York acquired an adjacent 2 acre parcel of land which is available for future expansion.

The operating agreement for New York-New York contains a buy/sell provision allowing either party to make an offer at a stated price for the other party's interest. The other party must either sell its interest, or buy the offering party's interest, at the stated price. There are no parameters or constraints within the agreement for determining the stated price. New York-New York is managed by a chief executive officer appointed by the board of directors consisting of three representatives from each company. If the Company and MGM are unable to reach agreement on any joint venture decision, there is no mechanism for resolving the dispute other than through the buy/sell provision.

Amenities

The Company offers numerous other amenities at Primm. Interstate 15 travelers have 24-hour Unocal and Texaco service stations as well as a truck stop at Whiskey Pete's that offers a lounge and shower facilities. Located adjacent to Primm Valley is the RV Village offering 199 full-service hookups for recreational vehicles. Subleased to a franchisee is a 24-hour McDonald's.

The Primm Properties also benefit from a convenience store (owned by the Company's Chairman of the Board and his brothers and sisters) ("Primm Family"), located just south of Primm on the California side of the border. This store attracts Las Vegas residents who want to purchase California lottery tickets.


Other Projects

Retail Outlet Mall

The team of Sheldon Gordon and Randy Brant, developers of the Forum Shops at Caesars Palace, along with the TrizecHahn Centers, intend to develop up to a
1.0 million square foot highly themed retail outlet mall on 100 acres of land adjacent to Primm Valley and owned by Primm 650 Limited Partnership, a partnership controlled by the Primm Family. The first phase of the "Fashion Outlet of Las Vegas" is approximately 525,000 square feet and is expected to be open in July 1998. The Company may incur approximately $1.5 million of infrastructure costs related to roadways and water/sewer systems to accommodate the development, which is being built and financed by the developers. The Company is planning to directly connect the Primm Valley casino to the mall.

Southwest

The Company has advanced a total of $3.8 million to Southwest Casino and Hotel Corp. ("Southwest"), a developer and manager of Native American gaming enterprises. Southwest managed a Class II Indian gaming facility in Eagle Pass, Texas for the Kickapoo Traditional Tribe of Texas until its recent termination. Southwest also manages a Class II Indian gaming facility just outside Oklahoma City, Oklahoma for the Cheyenne and Arapaho Tribes.

The Company holds a $1.6 million Convertible Term Promissory Note which is convertible into preferred stock of Southwest. No payments have been made on this note, and in 1996, based upon the financial condition of Southwest, the Company fully reserved the $1.6 million and related interest. The Company also holds a $2.2 million Demand Promissory Note which was secured by the management contract on the Kickapoo gaming facility. Southwest has made $100,000 in sporadic payments on this note. No reserve has been established for this note due to its collateralization. As a result of a termination settlement of the Southwest management contract with the Kickapoo Tribe, effective December 31, 1997, Southwest assigned the Company two notes, aggregating $2.2 million, due Southwest from the Kickapoo Tribe. The Company has received $475,000 in payments on those notes through March 1998.

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

There are currently Indian casinos in California and Arizona, several of which are quite large and offer slot machines and table games. Indian casinos located along Interstate 10 in the San Bernadino-Palm Springs region and in the greater San Diego area pose the most direct competition to the Primm Properties. Despite the fact that compacts have not been negotiated between these Tribes and the State of California, these Indian casinos have operated with casino-type gaming.

The State of California recently completed negotiations for an intended "Model Compact" with the Pala Band of Mission Indians. The ultimate impact of this compact on currently operating Indian casinos is unknown. Additionally, there are state and local initiatives as well as legislation continually being presented to allow some form of Indian and non-Indian casino gaming at various locales in California.

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

As with any major construction project, the expansion of Primm Valley, the construction of the second golf course at the Golf Club, and the plans for the outlet mall, involve many potential risks, including shortages of materials and labor, work stoppages, labor disputes, weather interference, engineering, environmental, or geological problems, governmental regulations and approvals, and unanticipated cost increases, including those arising from design changes, any of which could give rise to delays or cost overruns.

The Company's employees primarily live in the Las Vegas area, which is approximately 40 miles away from Primm. The continued growth and expansion of resort properties in Las Vegas could adversely impact the Company's ability to attract and retain qualified employees, and may put pressure on compensation costs.

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

The Primadonna Corporation, which operates Whiskey Pete's, Primm Valley, and Buffalo Bill's, is required to be licensed by the Nevada Gaming Authorities. Additionally, PRMA Las Vegas, Inc., which is a 50% joint venture party in New York-New York, as well as New York-New York itself, are required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, The Primadonna Corporation, PRMA Las Vegas, Inc., or New York-New York without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, The Primadonna Corporation, PRMA Las Vegas, Inc., and New York-New York have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On July 2, 1997, the Nevada Commission granted the Company prior approval to make public offerings for a period of two years, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board.

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

The sale of alcoholic beverages at Primm Valley, Whiskey Pete's, Buffalo Bill's, Primm Valley Golf Course, and New York-New York is subject to licensing, control, and regulation by the applicable state and local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend, or revoke any such licenses, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company.

The gaming industry represents a significant source of tax revenues for the State of Nevada and Clark County. From time to time, various changes in the tax laws and their administration are proposed by various legislators and officials. Recent proposals have included a federal gaming tax and increases in state and local gaming taxes. A federal study of gaming has been passed into law. The two year study of gaming by the commission will have broad powers, including subpoenas. The impact of this study is not known at this time. In addition, federal income tax proposals have been suggested which would limit the deductibility of promotional allowances provided to customers, modify the withholding requirements on amounts won by customers, and impose withholding on negotiated discounts provided to customers. It is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. Such changes, if adopted, could have a material adverse effect on the Company's financial results. The federal courts have determined that meals provided to employees are income and subject to taxes on both the employee and employer. The impact of this decision has not yet been determined.

The Company and certain of its officers and directors have been investigated and found suitable by the Mississippi Gaming Commission ("MGC")in connection with a proposed acquisition in Biloxi, Mississippi, which acquisition was later abandoned by the Company. The Company is also registered with the MGC as a "publicly traded holding company" and remains subject to the reporting requirements by the Mississippi Gaming Control Act and the regulations promulgated thereunder as such requirements relate to the Company's registration as a publicly traded holding company. Such reporting and registration requirements are similar to those imposed by the State of Nevada discussed above.

Employees

As of December 31, 1997, the Company had a total of 3,701 employees, of whom 1,120 were in gaming operations, 488 in hotel operations, 1,023 in food and beverage, and 1,070 in other operations. None of the Company's employees are represented by a labor union, but there can be no assurance that this will continue. Management considers its labor relations to be good.

As of December 31, 1997, New York-New York, in which the Company is a 50% partner, had 2,159 employees. Approximately 500 of these employees are currently represented by the Culinary labor union.

Item 2. Properties

The Primm Properties are located on approximately 142 acres of land on both sides of Interstate 15 at the California/Nevada state line. Substantially all of the land is leased from Primm South Real Estate Company, a corporation owned by the Company's Chairman, and his brothers and sisters. The lease has an expiration date of 2043 with an option to renew for an additional 25 years. Rent for all properties covered by the lease is approximately $451,000 per month. A lease amendment that increases land leased by approximately 2 acres, and is effective July 1998, will increase the rent to approximately $460,000 per month. Rent increases each year by the cost of living, but not more than eight percent in any one year. Each eight years, the rent is to be reset by two appraisers, or, if they are unable to agree, by another appraiser selected by the other appraisers. The lease provides for a fee of $100,000 per year, adjusted every 10 years by the cost of living but not more than eight percent annually, for the exclusive right to any gaming activity on any of the unleased acreage owned by the lessor. In addition, the lessor has made available to the Company acreage for a wastewater treatment plant operated by the Company and the associated rapid infiltration basins.

The Whiskey Pete's facility has been expanded numerous times over the years. The most recent major projects were a new 537 room, eighteen story hotel tower and an adjacent parking garage, both of which were completed in early 1994. The original Primadonna, now Primm Valley, was built in 1990 with 300 rooms, and was expanded by another 361 rooms in 1992. In late 1996, the rooms were refurbished and during 1997 the casino was re-themed to a golf atmosphere. Also in 1997, a 25,000 square foot conference facility was completed in conjunction with a 20,000 square foot casino expansion and the addition of a parking garage. Buffalo Bill's 618 room, sixteen story hotel and casino was opened in August of 1994. In June of 1995, a second 610 room hotel tower was added.

The Company owns approximately 12 acres immediately north of Buffalo Bill's that are currently the site of 144 company-owned mobile homes rented to employees. The Company owns approximately 575 acres of land in California, approximately four miles south of Primm, which is the location for the Primm Valley Golf Club. Upon completion of the second golf course, approximately 140 acres will remain for future use.

The Company has first priority on water in various wells located on federal land, and has received permits to pipe the water to its property. The Company believes that there is adequate water, and that the Company has the necessary permits to pipe sufficient quantities of water, to meet present and ongoing needs of the Primm Properties. Such permits and rights are subject to the jurisdiction and on-going regulatory authority of the U.S. Bureau of Land Management, the States of Nevada and California, and local governmental units. The Company believes that adequate water for the Primm Properties is available. There can be no assurances that any future requests for additional water will be approved, or that no further requirements will be imposed by governmental agencies on the Company's use and delivery of water to the Primm Properties.

The wastewater treatment plant has sufficient capacity to support the Primm Properties requirements. The plant was constructed, and is being expanded, in a manner to allow for expansion on the site if additional capacity is needed in the future.

New York-New York is a 48 story hotel and casino complex located on approximately 22 acres at the intersection of Tropicana and Las Vegas Boulevard on the Las Vegas "Strip". This facility opened in January 1997. The property is subject to a first priority deed of trust secured by the $285 million of bank financing due December 2001.

Item 3. Legal Proceedings

On April 26, 1994, a purported class action lawsuit was filed in the United States District Court, Middle District of Florida, against 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company ("Poulos"). On May 10, 1994, a complaint alleging substantially identical claims was filed by another plaintiff in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel-casino companies ("Ahern"). On September 26, 1995, a complaint alleging substantially identical claims was filed by another plaintiff in the United States District Court for Nevada, against 45 operators, manufacturers, and distributors of video poker and electronic slot machines, including the Company ("Schreier").
The complaints allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The three lawsuits have been consolidated into a single action, and discovery with respect to jurisdictional issues is currently in progress ("Poulos/Ahern/Schreier"). On December 9, 1994 the Florida Court ordered the case be transferred to the United States District Court for the District of Nevada. On April 17, 1996, the federal district court in Las Vegas, Nevada, dismissed the purported class action suit, and gave the claimants until May 31, 1996 to file amended complaints. On May 31, 1996 the plaintiffs filed an amended complaint, and also filed a motion to substitute Brenda McElmore for Mr. Ahern as one of the class representatives. The motion was not opposed by the Company. On July 12, 1996, the plaintiffs filed a motion seeking to lift the December 30, 1994 stay of discovery and seeking leave to add additional defendants. The defendants (including the Company) have opposed those motions, and no hearing date has been set on these motions. By order dated August 17, 1996, the Case was transferred to Judge Ezra of the United States District Court of Hawaii, and assigned the new Case No. CV-S-94-1126-DAE (RJJ)-BASE FILE. The plaintiffs, Poulos/Ahern/Schreier had until February 14, 1997 to file one consolidated complaint, which was done. The defendants (including the Company) appointed a steering committee to file consolidated pleadings in response to the consolidated complaint. On February 14, 1997, the parties filed a case management order. The defendants filed a motion to dismiss on March 21, 1997. On December 19, 1997 the Court granted a motion to dismiss one of the complaints, the balance of the motions were denied. A motion to dismiss certain parts of the consolidated complaint was granted, and all other remaining motions were denied. The plaintiffs filed a second consolidated amended complaint of January 9, 1998, with essentially the same allegations as in the earlier Consolidated Case. The defendants (including the Company) filed their answer on February 11, 1998. The parties are currently preparing an updated case management order.

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


                                                       HIGH           LOW
                                                      _____          _____

Fiscal Year Ending December 31, 1997

    First Quarter................................... $21.00         $17.50

    Second Quarter..................................  22.25          18.75

    Third Quarter...................................  19.81          17.25

    Fourth Quarter..................................  18.88          14.13


Fiscal Year Ending December 31, 1996

    First Quarter................................... $17.75         $12.25

    Second Quarter..................................  25.00          15.25

    Third Quarter...................................  23.75          17.00

    Fourth Quarter..................................  19.50          15.63

As of January 31, 1998, there were 457 holders of record of the Company's common stock.

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

                                              Years ended December 31,
                                    ___________________________________________
                              1997       1996       1995       1994       1993
                            _______    _______    _______    _______    _______
Income Statement Data:
(In thousands, except share data)

Net revenues               $287,821   $234,935   $239,797   $193,860   $144,279
Operating income             74,601     31,012     43,992     41,560     44,996
Net income (1)               32,402     16,768     23,307     26,462     29,125
Cash dividends (2)              -          -          -          -       65,141

Diluted earnings per share    $1.10      $ .55      $ .76      $ .86      $1.00

Balance Sheet Data:
(In thousands, except share data)

Total assets               $470,695   $399,971   $373,219   $311,613   $165,674
Long term-debt              220,765    168,200    145,500    116,100        -
Stockholders' equity        211,633    201,018    196,046    171,357    144,836
Equity per share              $7.33     $ 6.58     $ 6.36     $ 5.56     $ 4.99

Other Data:
Employees                     3,701      3,805      3,834      3,705      2,159
Average hotel rooms           2,676      2,676      2,411      1,664        908
Slot machines                 4,525      4,150      4,140      4,207      2,409
Table games                     107        105        113        106         64

____________________________
(1) Pro forma for 1993 reflecting provisions for federal income taxes assuming an effective tax rate of 35% from January 1 through June 22, 1993 (the date of the initial public offering). Also assumes the Company would not have incurred interest on certain subordinated notes in 1993, and would not have recorded the reinstatement of deferred taxes.

(2) The Company has not paid any dividends since its initial public offering in June, 1993. Previously, the Company had distributed a substantial portion of its net income as cash dividends to its S corporation stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Summary of Operations

The Company opened its New York-New York joint venture project on January 3, 1997. Performance exceeded expectations yielding net revenues of $255.6 million and pre-tax income of $88.0 million. The Company's 50% share of these results more than offset a significant decline in performance of the Company's operations at Primm.

The increased capacity in the Las Vegas market in 1997, coupled with relatively stable air passenger numbers, intensified the competition for highway traffic coming from Southern California. The Company decreased its room rates and increased its marketing and promotional allowances in an effort to maintain market share. These factors put pressure on margins, while construction disruptions at its Primm Valley property put pressure on revenues.

Net revenues increased to $287.8 million, an increase of 23%, and operating income increased to $74.6 million, an increase of $43.6 million. These increases were the result of the performance of New York-New York which offset a net revenue decline for the Primm Properties of $8.9 million, or 4%, and an operating income decline of $18.1 million.

Casino revenue declined $6.5 million, or 3.8%. Slot revenue decreased $2.9 million, or 2.1%, primarily due to reduced volume in the casino. Table games revenue decreased $3.6 million, or 11.4%, of which $2.1 million was due to a lower win percentage, partially caused by increased marketing promotions, and the other $1.5 million was due to reduced volume. Food and beverage revenue increased slightly, however, cash revenue declined $1.0 million while promotional revenue increased $1.4 million. The Company believes that the cash revenue decline was due to both reduced volume and the conversion of cash revenue to promotional revenue. The increase in promotional revenue was due to the Company's increased marketing emphasis. Hotel revenue declined $1.7 million, or 7.1%. The number of occupied rooms increased 3.5%, while the average daily rate dropped 10%. The increase in occupied rooms was due to an increase in complimentary rooms provided to customers, offset by a decline in cash room sales. The increased promotional allowances generated a $1.4 million increase in hotel revenue, while cash revenues declined $3.1 million.

Entertainment revenue increased $1.1 million, or 9.0%, primarily due to the opening of the Primm Valley Golf Club, which contributed $1.6 million in additional revenue. This increase, along with a $300,000 increase in amusement revenue fueled by increased promotional allowances of $1.1 million, offset a decline in arcade revenues of $800,000. Service station revenue increased $2.1 million, or 13.7%. This increase was due to a 17.5% increase in volume coupled with a 3.8% decrease in prices.

Operating income from New York-New York is the Company's share of pre-tax, pre-interest earnings from its 50% interest in New York-New York Hotel & Casino.
The property opened January 3, 1997, but was substantially complete prior to the end of 1996. Accordingly, New York-New York recognized its pre-opening costs of $16.0 million, offset by some interest income and other revenue in 1996, which accounted for the $7.8 million loss for 1996. In 1997, New York-New York generated net revenue of $255.6 million, and pre-tax income of $88.0 million.

Costs and Expenses

Casino expenses increased to $55.7 million from $51.7 million, an increase of $4.0 million, or 7.7%. The increase was primarily due to increased promotional allowance costs of $4.6 million, which are all charged to casino expense, offset by slight decreases in payroll and gaming taxes. Food and beverage costs decreased slightly, primarily as a result of the increased promotional allowance costs transferred to the casino, offset by an increase in food costs related to enhanced offerings in the buffets. Hotel costs decreased $1.1 million, or 9.7%, due primarily to the increased promotional allowance costs transferred to the casino, offset by payroll increases and the costs associated with an additional 24,000 occupied rooms.

Entertainment expenses increased $1.6 million, primarily due to the $2.5 million in operating costs for the golf club. The increase was partially offset by increased promotional allowance costs transferred to the casino. Service station costs increased $1.7 million, or 12.2%, as a result of a 17.5% increase in volume offset by a 5.1% decline in product cost.

Selling, general and administrative expenses increased to $47.1 million from $44.6 million, an increase of $2.4 million, or 5.5%. The increase is primarily a result of a $1.5 million increase in advertising, a $2.3 million increase in general marketing expenses, and an increase of $1.0 million in administrative overhead and payroll costs. These increases were partially offset by a $2.4 million decline in development related costs. In 1996, the Company recorded a bad debt reserve of $1.8 million related to its investment in Southwest Casino and Hotel Corp., and incurred an additional $1.0 million for various other projects. In 1997, the Company incurred approximately $.5 million in development related expenses.

Depreciation expense increased $1.9 million due to the opening of the golf course in February, the completion of the clubhouse in July, the opening of the Primm Valley conference center and casino expansion in September, and the new parking garage in October.

Pre-opening costs of $1.1 million related to the completion of the Primm Valley Golf Club were recorded in 1996; there was no comparable expense in 1997.

Interest Income (Expense)

Interest expense, net, was $13.2 million compared to $4.9 million in the prior year. The Company incurred $14.4 million of interest, of which $1.1 million was capitalized as part of the various construction projects, and earned interest income of $32,000. In 1996, the Company incurred $11.4 million of interest, of which $6.1 million was capitalized as part of the New York-New York and other construction projects, and earned $400,000 of interest income. The increase in interest incurred was due to an increase in the outstanding indebtedness offset by a slight reduction in the rate.

Interest expense from New York-New York represents the Company's 50% share of the interest expense recorded by the joint venture. This interest is primarily attributable to amounts outstanding under its $285.0 million bank credit facility and $20 million term loan. In 1996, all such interest was capitalized as part of the construction project.

Income Taxes

Income taxes increased to $18.1 million from $9.3 million primarily as a result of the doubling of earnings before taxes. The Company's share of New York-New York earnings are recognized on a pre-tax basis, and the Company, in turn, provides for the income tax expense on its share. The effective tax rate was not materially different from the prior year.

Extraordinary Item

In June 1997, the Company recorded an extraordinary charge of $1.0 million, net of a $.5 million tax benefit, related to the write-off of the unamortized loan costs associated with the early retirement of its former bank credit facility.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Summary of Operations

The Company continued the process of absorbing the capacity provided by Buffalo Bill's, while continuing to pursue its strategy of enhancing Primm as a destination location. The Tom Fazio-designed golf course has been completed and it opened to the public in February 1997. The expansion and upgrade of the Primadonna is under way, and the construction of an upscale factory outlet mall is expected to break ground in mid-1997.

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

Selling, general and administrative expenses increased to $44.6 million from $42.3 million, an increase of $2.3 million, or 5.4%. The increase is primarily a result of an $829,000 increase in bus promotions, a $345,000 increase in general marketing expenses, an incremental $450,000 related to the departure of the Company's former president, and an increase of $672,000 in development expenses, offset by a decrease of $206,000 in legal and other professional fees. The development expenses for 1996 include a $1.8 million reserve for the Southwest note receivable.

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


Liquidity and Capital Resources

The Company held cash and cash equivalents of $10.0 million. Net cash provided by operations was $38.8 million compared to $55.9 million in the prior year. The decline in cash from operations reflects the significant decline in the performance of the Company's Primm Properties. The Company has not received any cash from its NEW YORK-NEW YORK investment other than that necessary to pay the applicable federal income taxes on its share of earnings.

The Company funds its daily operations through cash flow from operations. The Company borrows funds for significant capital expenditures and investments, such as a portion of its New York-New York equity investment, which cannot be fully funded out of operating cash flows.

The Company has a $300 million Credit Agreement, (" New Agreement", see Note 9 of the Consolidated Financial Statements). At December 31, 1997, the amount outstanding under the Agreement was $220,600,000 at an average all-in rate of 7.0%.

The Company is a 50% joint venture partner with MGM Grand, Inc. ("MGM") in the New York-New York Hotel & Casino, LLC. The joint venture secured a $285 million Construction/Revolving loan from Bank of America as agent for a sixteen bank consortium. At December 31, 1997, $245 million was outstanding. Additionally, term loan financing was obtained in January 1997, with a balance at December 31, 1997 of approximately $18 million. The Company contributed additional equity of $7.0 million to the joint venture in 1997. The Company and MGM executed Keep-Well Agreements in conjunction with the bank loan. The Keep-Well provisions require the maintaining of certain financial ratios, and stipulates that equity contributions be made by the partners if these ratios are not met. To date, the operating performance has far exceeded the required ratios.

The Board of Directors has approved a stock repurchase program authorizing the Company to acquire up to $50 million worth of its outstanding shares. The Company had acquired 2,014,500 shares for $35.7 million at December 31, 1997.

In September 1995, the Company announced that Sheldon Gordon and Randy Brant, developers of the Forum Shops at Caesars Palace, along with the TrizecHahn Centers, intended to develop, in two phases, up to a one million square foot themed shopping facility on 100 acres of land that is owned by the Primm 650 Limited Partnership and is adjacent to the Primm Valley. The first phase of approximately 525,000 square feet is scheduled to open in July 1998. The facility being built and financed by the developers. The Company expects to benefit from the increased visitors caused by the mall and, particularly, the draw from the Las Vegas market. In addition, the Company will be able to place slot machines in the facility's transition area from the casino. For its part, the Company expects to incur approximately $1.5 million for infrastructure costs to accommodate this planned development, of which $.6 million had been expensed through December 31, 1997. The Company has no other financial interest in the mall project.

Capital requirements for 1998 include $2.0 million for the second phase of the Primm Valley Golf Club, $32.0 million for the Primm Valley expansion and infrastructure, $2.0 million for an upgraded and expanded monorail system, and $8.0 million for maintenance of existing facilities.

The Company expects some difficult year-ago comparisons for New York-New York, due to its extremely successful opening in 1997. Additionally, performance at Primm will continue to be impacted during the first six months of 1998, by ongoing construction projects.

The Company believes that its current cash flow, coupled with its bank facility, provides both the resources and flexibility to meet existing obligations and to fund its commitments on the projects discussed above. The Company continues to pursue other gaming opportunities and, if successful in securing another location, depending upon the amount of funding required, the Company may need to obtain additional bank or vendor financing, or issue public or private debt or equity, or a combination thereof.

The Company has reviewed its systems to evaluate the status of its systems to operate in the year 2000. The Company believes its systems are currently able to process year 2000 transactions, and the Company has obtained from its major software vendors, written confirmation that their systems are compliant with year 2000 matters. The Company is unable to evaluate issues related to, or the impact on, transactions with and through financial institutions such as credit card processing.

Certain statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "believe", "intend", "expect", "scheduled", "estimate", or the negative thereof, or other variations thereon, or comparable terminology. These statements are subject to a number of risks and uncertainties, including but not limited to, those set forth under "Business Risks".

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements                        Page no.

Primadonna Resorts, Inc. and Subsidiaries:

Report of Independent Public Accountants.........................  27

Consolidated Balance Sheets as of December 31, 1997 and 1996.....  28 - 29

Consolidated Statements of Income for the years ended
December 31, 1997, 1996 and 1995.................................  30

Consolidated Statements of Stockholders' Equity for
the years ended December 31, 1997, 1996, and 1995................  31

Consolidated Statements of Cash Flows for the years
ended December 31, 1997, 1996 and 1995...........................  32 - 33

Notes to Consolidated Financial Statements.......................  34 - 46

New York-New York Hotel & Casino, LLC:

Report of Independent Public Accountants.........................  47

Balance Sheets as of December 31, 1997 and 1996..................  48 - 49

Statements of Income for the years ended
December 31, 1997, 1996 and 1995.................................  50

Statements of Changes in Member's Equity for
the years ended December 31, 1997, 1996, and 1995................  51

Statements of Cash Flows for the years
ended December 31, 1997, 1996 and 1995...........................  52 - 53

Notes to Financial Statements....................................  54 - 61