Form 10-Q
period 1998-03-31
PRIMADONNA RESORTS INC
filed 1998-05-11
CIK 901118

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998

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

Yes  X    No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                     Outstanding at April 30, 1998
Common Stock, $.01 par value                       28,919,100 Shares

       Total No. of Pages  20                   Exhibit Index on page 19

                  PRIMADONNA RESORTS, INC. AND SUBSIDIARIES

                                  Form 10 - Q

                                    INDEX
                                                                     Page No.

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets at March 31, 1998
             (Unaudited) and December 31, 1997.....................     3 -  4

          Condensed Consolidated Statements of Income (Unaudited) for
            the Three Months Ended March 31, 1998 and 1997.........     5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months Ended March 31, 1998 and 1997.....     6 -  7

          Notes to Condensed Consolidated Financial
            Statements (Unaudited).................................     8 - 13


  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    14 - 17


Part II. OTHER INFORMATION                                             17 - 18

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                       ASSETS
                              (Amounts in Thousands)

                                              March 31,       December 31,
                                                1998               1997
                                              _________        ___________
                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                  $  7,333          $  9,973
   Accounts and notes receivable                   773               988
   Income tax refund receivable                    -               1,664
   Inventories                                   1,397             1,687
   Prepaid expenses and other                    5,739             6,647
                                              ________          ________
Total current assets                            15,242            20,959
                                              ________          ________

PROPERTY AND EQUIPMENT:
   Buildings and improvements                  212,808           212,396
   Land improvements                            95,594            95,364
   Furniture, fixtures and equipment           145,166           144,371
                                              ________          ________
                                               453,568           452,131
   Less: accumulated depreciation
         and amortization                     (152,420)         (144,653)
                                              ________          ________
                                               301,148           307,478
   Land                                          5,724             5,654
   Construction in progress                     26,109            19,495
                                              ________          ________
                                               332,981           332,627
                                              ________          ________

INVESTMENT IN JOINT VENTURE                    112,469           104,436
                                              ________           _______
NOTES RECEIVABLE, net of current portion         2,150             2,718
                                              ________          ________
OTHER ASSETS                                    11,797             9,955
                                              ________          ________
                                              $474,639          $470,695
                                              ========          ========











The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Amounts in Thousands Except Share Data)

                                              March 31,       December 31,
                                                1998               1997
                                              _________        __________
                                             (Unaudited)
CURRENT LIABILITIES:
   Accounts payable-trade                      $ 5,197          $ 10,265
   Accrued expenses                             12,570            10,432
   Current portion of long-term debt             1,639             1,639
                                              ________          ________
Total current liabilities                       19,406            22,336
                                              ________          ________

LONG-TERM DEBT                                 220,940           220,765
                                              ________          ________

DEFERRED INCOME TAXES PAYABLE                   15,979            15,961
                                              ________          ________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized; no
     shares issued and outstanding
   Common stock, $.01 par value;
     100,000,000 shares authorized;
     28,917,600 and 28,858,000 shares
     issued and outstanding in 1998
     and 1997, respectively                        309               309
   Additional paid - in capital                129,716           128,817
   Retained earnings                           123,951           118,169
   Less: treasury stock, at cost               (35,662)          (35,662)
                                              ________          ________
                                               218,314           211,633
                                              ________          ________
                                              $474,639          $470,695
                                              ========          ========











The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                                   Three Months Ended
                                                        March 31,
                                              ____________________________
                                                1998               1997
                                              _________        ___________
                                                       (Unaudited)
REVENUES:
   Casino                                     $ 39,738          $ 40,524
   Food and beverage                             7,333             7,070
   Hotel                                         4,739             5,130
   Entertainment                                 2,777             2,415
   Service station                               3,950             3,741
   Other                                         1,711             1,586
   Operating income from New York-New York      10,203            14,631
                                              ________          ________
                                                70,451            75,097
   Less: promotional allowances                 (3,806)           (3,601)
                                              ________          ________
   Net revenues                                 66,645            71,496
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       12,908            13,028
   Food and beverage                             6,313             6,192
   Hotel                                         2,395             2,681
   Entertainment                                 1,878             1,474
   Service station                               3,489             3,466
   Other                                           634               711
   Selling, general and administrative          11,672            11,194
   Property costs                                4,701             4,300
   Depreciation and amortization                 7,817             7,161
                                              ________          ________
                                                51,807            50,207
                                              ________          ________
   Income from operations                       14,838            21,289

INTEREST INCOME (EXPENSE)
   Interest expense, net                        (3,716)           (3,074)
   Interest expense, net from New York-New York (2,171)           (2,465)
                                              ________          ________
   Income before taxes                           8,951            15,750

INCOME TAXES:
   Income tax provision                          3,169             5,639
                                              ________          ________
NET INCOME:                                   $  5,782          $ 10,111
                                              ========          ========
Earnings per share
  Basic earnings from net income                 $0.20             $0.34
  Diluted earnings from net income               $0.20             $0.34
                                              ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                   Three Months Ended
                                                        March 31,
                                              ____________________________
                                                1998               1997
                                              _________        __________
                                                       (Unaudited)
   ...........................................
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  5,782          $ 10,111
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization               7,817             7,161
     Amortization of debt issuance costs            36                92
     Equity income from New York-New York
       in excess of distributions               (8,032)          (12,166)
     Increase in life insurance cash
       surrender value                             (75)              (57)
     Gain on sale of assets                        -                 (78)
     Deferred income taxes                         -                 742
     Change in current assets and liabilities
       due to operating activities:
       (Increase) decrease in accounts and
         notes receivable                          215               (42)
       Decrease in income tax refund receivable  1,664               221
       Decrease in inventories                     290               222
       Decrease in prepaid
         expenses and other                        926               652
       (Decrease) increase in accounts
         payable-trade                          (5,068)            1,176
       Increase in accrued expenses              2,138             3,607
                                              ________          ________
     Total adjustments                             (89)            1,530
                                              ________          ________

Net cash provided by operating activities        5,693            11,641
                                              ________          ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment          (8,159)           (7,771)
   Investment in joint venture                     -              (7,000)
   Increase in other assets                     (1,751)             (338)
   Proceeds from disposal of other assets          502               160
                                              ________          ________
Net cash used in investing activities           (9,408)          (14,949)
                                              ________          ________






The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                   Three Months Ended
                                                        March 31,
                                              ____________________________
                                                1998               1997
                                              _________        __________
                                                       (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock $    899          $    140
   Purchase of treasury stock                      -              (3,704)
   Proceeds from issuance of long-term debt     28,300            33,800
   Principal payments of long-term debt        (28,124)          (27,100)
                                              ________          ________

Net cash provided by
   financing activities                          1,075             3,136
                                              ________          ________

Net decrease in cash and
   cash equivalents                             (2,640)             (172)

Cash and cash equivalents, beginning of year     9,973            10,027
                                              ________          ________

Cash and cash equivalents, end of period      $  7,333          $  9,855
                                              ========          ========

























The accompanying notes are an integral part of these condensed consolidated financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Organizational Structure and Basis of Presentation

Primadonna Resorts, Inc., a Nevada corporation, and subsidiaries("Company"), owns and operates three hotel-resort/casinos: Buffalo Bill's Resort & Casino, Primm Valley Resort & Casino, and Whiskey Pete's Hotel & Casino, all located at the California/Nevada border in Primm, Nevada. The Company also owns and operates the Primm Valley Golf Club, located approximately four miles south of Primm, in California. In addition, the Company owns a 50% interest in the joint venture which owns and operates the New York-New York Hotel & Casino, located on the "Strip" in Las Vegas, Nevada.

Information as of December 31, 1997 included in the accompanying consolidated financial statements and the notes thereto, has been audited. Information with respect to the three month periods ended March 31, 1998 and 1997, included in these consolidated financial statements and notes thereto, is unaudited. These unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and do not contain all of the information and disclosures required by generally accepted accounting principles. However, the accompanying unaudited consolidated financial statements do contain all adjustments which, in the opinion of management, are necessary to fairly present the financial position and results of operations for the three month periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

2. Statements of Cash Flows

The following supplemental disclosures are provided as part of the accompanying consolidated statements of cash flows:

                                                   Three Months Ended
                                                        March 31,
                                                ________________________
                                                1998               1997
                                               _____              _____
                                                    (In thousands)
Cash payments made for interest
  (net of amounts capitalized)                $  3,181          $  3,061
                                              ========          ========

Cash payments made for income taxes               -                  -
                                              ========          ========

3. EARNINGS PER SHARE

Earnings per share consist of the following:

                                        Three Months Ended March 31,
                                          1998                1997
                                    ________________     _______________
                                  (In thousands, except per share amounts)
                                    Income    Shares    Income    Shares
                                    _______   ______    ______    ______
Basic EPS:
Income from continuing
  operations                        $ 5,782   28,881    $10,111   29,947
                                    _______   ______    _______   ______
Net income available to
  common shareholders               $ 5,782   28,881    $10,111   29,947
                                    =======   ======    =======   ======

Per share amounts:
Income from continuing
  operations                        $ 0.20              $ 0.34
Net income available to
  common shareholders               $ 0.20              $ 0.34

Diluted EPS:
Income from continuing
  operations                        $ 5,782   28,881    $10,111   29,947
Effect of dilutive
  stock options                                   48        -        143
                                    _______   ______    _______   ______
Net income available to
  common shareholders               $ 5,782   28,929    $10,111   30,090
                                    =======   ======    =======   ======

Per share amounts:
Income from continuing
  operations                        $ 0.20              $ 0.34
Net income available to
  common shareholders               $ 0.20              $ 0.34

Options to purchase 1,405,000 and 335,000 shares of common stock at March 31, 1998 and 1997, respectively, at prices of $16.75-$31.25 and $19.50-$31.25, respectively, were outstanding during the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common shares for the periods presented.

4. Investment in Joint Venture

On December 28, 1994 the Company and MGM Grand, Inc.("MGM"), formed a joint venture to own and operate the New York-New York Hotel & Casino, LLC. The hotel/casino, which cost $460 million, was completed in December 1996 and opened January 3, 1997. The Company holds a 50% interest in the joint venture. The Company has contributed $69.5 million in cash and certain rights to the New York theme from a third party licensor to the joint venture. MGM has contributed $29.5 million in cash and land upon which the property is located, valued at $41.2 million, to the joint venture. The joint venture secured limited recourse bank financing of $285 million, and term loan financing of $20 million, which funded the construction of, and equipment for, the hotel/casino. The joint venture partners have executed Keep-Well Agreements in conjunction with the financing which requires the maintenance of certain financial ratios and stipulates that equity contributions be made by the partners if the financial ratios are not met.

Summary condensed financial information for the joint venture is as follows:

                                                   Three Months Ended
                                                        March 31,
                                                _______________________
                                                1998               1997
                                                _____              ____
                                                    (In thousands)

Net revenues                                  $ 54,035          $ 67,868
Operating income                                20,406            29,261
Interest expense, net                            4,342             4,930
Net income                                      16,064            24,331

Total assets                                  $467,444          $479,202
Long-term debt                                 268,033           279,535
Member equity                                  199,411           149,994

5. Long-Term Debt

On June 5, 1997 the Company entered into a Credit Agreement (" Agreement") with a sixteen bank consortium led by Well Fargo Bank as agent, for a $250,000,000 revolving loan. The loan was increased to $300,000,000 on December 19, 1997 and allows, prior to June 5, 1998, upon certain conditions, the Company to increase the maximum permitted balance to $350,000,000. This loan replaced the existing Reducing Revolving Bank Credit Agreement.

The Agreement provides for interest payments at least quarterly, at the prime rate or LIBOR, plus a sliding margin, based upon the Company's debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The margin for the prime rate ranges between 0% and 1.125%, while the margin for LIBOR ranges between 0.5% and 2.375%. The weighted average interest rate at March 31, 1998 was 6.9%, and at December 31, 1997, 7.0%. The Company incurs commitment fees of .20% to .50% for the unused portion of the Agreement, also dependent upon the debt to EBITDA ratio. The obligation is secured by a deed of trust on all real property, leasehold interests in real property, and personal property of the Company, excluding the Primm Valley Golf Club. The Agreement contains certain restrictive covenants relating to the use of proceeds, sale or transfer of assets, the incurrence of additional debt over a specified level, capital expenditures, and maintenance of certain minimum financial ratios.

The Reducing Revolving Bank Credit Agreement ("Existing Agreement") entered into on December 28, 1993, as amended, was terminated on June 5, 1997. The Existing Agreement provided for a maximum principal balance of $250,000,000, with scheduled reductions in the maximum permitted beginning August 18, 1997, and continuing thereafter through maturity on July 18, 2000. The Existing Agreement provided for EBITDA ratios, interest payments, security interests, and covenants that were substantially similar to the Agreement which replaced the Existing Agreement.

The Company incurred a liability in connection with the acquisition of the New York-New York theme rights of $1,100,000, due January 6, 1997, and $400,000 due January 7, 1998. At December 31, 1997 and 1996, $1,500,000 and $1,100,000,
respectively, due for the theme rights is reflected as a current obligation.
In accordance with the terms of the theme rights agreement, the payment of the $1,500,000 is being withheld pending the determination of indemnity obligations.

Long-term debt consists of the following:

                                              March 31,        December 31,
                                                1998               1997
                                              ________          ________
                                                    (In thousands)

Credit Agreement, $300,000,000, June 5, 1997,
5 year term, LIBOR plus applicable margin     $220,800          $220,600

New York-New York theme rights due January
6,1997 and January 7, 1998                       1,500             1,500

Other                                              279               304
                                              ________          ________
                                               222,579           222,404
Less: Current portion                            1,639             1,639
                                              ________          ________
Total long-term debt                          $220,940          $220,765
                                              ========          ========

6. Commitments and Contingencies

a. Southwest Investment

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

The Company holds a $1.6 million Convertible Term Promissory Note which is convertible into preferred stock of Southwest. No payments have been made on this note, and in 1996, based upon the financial condition of Southwest, the Company fully reserved the $1.6 million and related interest. The Company also holds a $2.2 million Demand Promissory Note which was secured by the management contract on the Kickapoo gaming facility. Southwest has made $100,000 in sporadic payments on this note. No reserve has been established for this note due to its collateralization. As a result of a termination settlement of the Southwest management contract with the Kickapoo Tribe, effective December 31,

1997, Southwest assigned the Company two notes, aggregating $2.2 million, due Southwest from the Kickapoo Tribe. The Company has received $475,000 in payments on these notes through March 1998, and an additional $100,000 was received in April 1998.

b. Litigation

Currently, there are lawsuits pending against the Company arising in the normal course of business. In management's opinion, the ultimate outcome of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)


SUMMARY OF OPERATIONS

For the three months ended March 31, 1998, net revenues decreased $4.9 million, while income from operations declined $6.5 million, due primarily to a $4.4 million decrease in operating income from the Company's 50% share of New York-New York. In addition, operating income at Primm declined approximately $2.0 million while net revenues declined $.4 million. Net income decreased to $5.8 million from $10.1 million in 1997. Earnings per share, on a diluted basis for the three month periods ended March 31, 1998 and 1997, were $.20 and $.34, respectively.

January 3, 1997 marked the opening of the New York-New York Hotel & Casino in Las Vegas. This opening has been considered one of the most successful in Las Vegas, and resulted in earnings in 1997 that are not expected to be replicated in 1998.

The increase in available hotel rooms in the Las Vegas market over the last year, coupled with the declining airline passenger counts, continues to cause competitive pressures in Southern Nevada. The Company has focused extensively on its cost structure and operating efficiencies at Primm during the first quarter, and expects to see measurable results as the year progresses. The ongoing construction projects at Primm should be completed in the third quarter, and the expanded and enhanced facilities should begin to contribute meaningfully to revenues.

REVENUES

Casino revenue declined $.8 million, or 2%, primarily due to decreased business volume. Slot revenues declined $.5 million and table games declined $.3 million. Food and beverage revenues increased $.3 million due to more complimentary beverages being provided to patrons. Hotel revenue declined $.4 million due to a 5.6% decline in occupied rooms coupled with a 1.8% decrease in the average rate.

Entertainment revenue increased $.4 million, or 15.0%. This was due to a $.8 million increase in golf revenues as a result of the course being open for the full quarter in 1998 compared to a soft opening in February 1997. This increase was partially offset by declines in amusement and arcade revenues of $.4 million. Service station revenue increased $.2 million due primarily to a 20.3% increase in volume offset by a 14.7% decrease in prices.

Operating income from New York-New York, which represents the Company's 50% share of the pre-tax, pre-interest earnings of the joint venture, was $10.2 million, a decline of $4.4 million from the $14.6 million posted in its grand opening quarter. Net revenues at New York-New York declined to $54.0 million from $67.9 million in the prior year period. Casino revenues were down $11.2 million, or 27%, primarily due to lower volume. Hotel revenues declined $3.1 million, or 17% due to a 6% decline in occupied rooms, coupled with a 12% decline in the average daily rate. These revenue decreases were the primary contributors to an $8.8 million decline in pre-tax, pre-interest earnings.

COSTS AND EXPENSES

Casino costs decreased slightly, primarily due to a reduction in payroll. Food and beverage costs increased $.1 million primarily due to higher kitchen payroll costs. Hotel costs decreased $.3 million, or 10.7%, due to lower payroll costs associated with a 5.6% decrease in occupied rooms.

Entertainment costs increased $.4 million, or 27.4%, primarily due to the added expenses associated with the golf course, which opened in February 1997. Service station costs were substantially unchanged from 1997 as product costs decreased 16.9% and were offset by a volume increase of 20.3%.

Selling, general and administrative expenses increased $.5 million, primarily due to an increase in the number of bus patrons, which increased subsidy payments by $.7 million. This was offset by lower development related costs.

Property costs increased $.4 million, or 9%, due primarily to increased costs for life safety, signage, parking lots, lighting systems, and the property grounds.

Depreciation increased $.7 million due to completion of the conference center, the expanded and remodeled casino and public spaces and the parking garage at Primm Valley, along with the addition of the golf course clubhouse.

INTEREST EXPENSE

Interest expense, net, increased $.6 million. The higher interest expense was primarily due to an increase in the amounts outstanding under the credit facility, used to fund capital expenditures.

Interest expense, net from New York-New York decreased $.3 million due to a decrease in the amounts outstanding under its credit facility.

INCOME TAXES

Income taxes decreased to $3.2 million compared to $5.6 million in 1997. The decrease in taxes is due to lower earning before taxes. Tax rates were substantially unchanged.

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash and cash equivalents of $7.3 million as of March 31, 1998. Net cash provided by operations during the three months ended March 31, 1998 was $5.7 million as compared to $11.6 million in the prior year.

The Company funds its daily operations through cash flow from operations. The Company borrows funds for significant capital expenditures and investments, such as a portion of its equity investment in New York-New York, which can not be fully funded out of operating cash flows.

The Company has a $300 million Credit Agreement. ("Agreement", see Note 5 of the notes to the Condensed Consolidated Financial Statements). At March 31, 1998, the amount outstanding under the Agreement was $220,800,000 at an average all-in rate of 6.9%. The Company has initiated the process of increasing this facility to the full $350 million availability, pursuant to the initial terms.

The Company is a 50% joint venture partner with MGM Grand, Inc. ("MGM") in the New York-New York Hotel & Casino, LLC. The joint venture secured a $285 million Construction/Revolving loan from Bank of America as agent for a sixteen bank consortium. At March 31, 1998, $228 million was outstanding. Additionally, term loan financing was obtained in January 1997, with a balance at March 31, 1998 of approximately $18 million. The Company and MGM executed Keep-Well Agreements in conjunction with the bank loan. The Keep-Well provisions require the maintaining of certain financial ratios, and stipulate that equity contributions be made by the partners if these ratios are not met. To date, the operating performance has far exceeded the required ratios.

The Board of Directors has approved a stock repurchase program authorizing the Company to acquire up to $50 million worth of its outstanding shares. The Company had acquired 2,014,500 shares for $35.7 million at March 31, 1998.

The first phase of the 525,000 square foot Fashion Outlet of Las Vegas is scheduled to open in July 1998. The facility is being built and financed by the developers. The Company expects to benefit from the increased visitors caused by the mall and, particularly, the draw from the Las Vegas market. In addition, the Company will be able to place slot machines in the facility's transition area from the Primm Valley Resort & Casino. For its part, the Company expects to incur approximately $1.5 million for infrastructure costs to accommodate this planned development, of which $.9 million had been expended through March 31, 1998. The Company has no other financial interest in the mall project.

The Company is expanding the Primm Valley property by the addition of 34,000 square feet of casino, restaurant and retail space that is to be connected to the mall. This expansion is also expected to be completed in July. Additionally, the current coffee shop has been renovated and a new piano bar has been added in the casino area.

Capital expenditures for the three months ended March 31, 1998 were $8.2 million, as compared to $14.8 million for the three months ended March 31, 1997. Of the $8.2 million, $1.9 million was for the second golf course, $3.2 million for the Primm Valley expansion and upgrade, $1.9 million for an expanded and upgraded monorail and infrastructure costs, and $1.2 million for the maintenance of existing facilities. Capital requirements for the balance of the year are expected to include $29.8 million for the Primm Valley expansion and infrastructure, $.4 million for an upgraded and expanded monorail system, and $6.8 million for maintenance of existing facilities.

The Company expects some continuing difficult year-ago comparisons for New York -New York, due to its extremely successful opening in 1997, and continuing competitive pressures in the Las Vegas market. Additionally, performance at Primm will continue to be impacted during the second quarter of 1998 by the ongoing construction projects.

The Company believes that its current cash flow, coupled with its bank facility, provides both the resources and flexibility to meet existing obligations and to fund its commitments on the projects discussed above. The Company continues to pursue other gaming opportunities and, if successful in securing another location, depending upon the amount of funding required, may need to obtain additional bank or vendor financing, or issue public or private debt or equity, or a combination thereof.

FORWARD LOOKING INFORMATION

Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "believes", "intend", "may", "expect", "will", or "continue," or the negative thereof, or other variations thereon, or comparable terminology. As with any construction projects, the Primm Valley expansion and upgrade and the outlet mall, involve many risks and uncertainties, including but not limited to material and labor shortages, work stoppages, design changes, and weather. Further, engineering, environmental, or geological problems and governmental regulations and approvals could give rise to delays or cost overruns. For additional factors which could cause forward looking statements to be materially different than actual results, see "Business Risks" section of Annual Report Form 10-K at December 31, 1997.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 19, 1998 the plaintiffs filed a motion for class certification of the April 26,1994, May 10, 1995 and September 26,1995 purported class action lawsuit ("Poulos/Ahern/Schreier"), as discussed in the Annual Report Form 10 -K Legal Proceedings. On March 19, 1998 the Magistrate Judge granted defendants (including the Company) motion seeking to bifurcate discovery into "class" and "merits" discovery pending a decision on plaintiff's motion for class certification. The Magistrates order gave the defendants until May 22, 1998 to complete discovery from the class representatives, and until June 12, 1998, to file their opposition to the motion for class certification. Plaintiffs' reply memorandum is due on June 30, 1998.

On July 15, 1997, Yolanda Manuel, the non-custodial parent of Sherrice Iverson, filed suit in the State of Nevada, in Case No. A375879, identifying herself as the child's "personal representative". During the early morning hours of May 25,1997, Sherrice Iverson, a seven year-old female, was assaulted and killed in the women's arcade restroom at Primm Valley Resort & Casino. An eighteen year-old male has been charged with her murder. The complaint alleges negligence on the part of the Company and seeks compensatory and punitive damages.

On October 15, 1997, the Company moved to dismiss the complaint and asked, in the alternative, for partial summary judgment. While the motion was pending, Manuel filed for letters testamentary regarding Sherrice Iverson on November 12, 1997 in Los Angles, receiving "special Powers" to settle the lawsuit. On November 25, 1997, other heirs, Leroy Iverson (father) and Harold Jordan (brother), filed a lawsuit in Department I of the District Court, Clark County, Nevada. This second compliant was served on March 31, 1998, but has not been responded to, due to the fact that the plaintiffs have not posted out-of-state security bonds. On December 3, 1997 Ms. Manuel and the Company entered into a stipulation that would allow for the withdrawal of the Company's motion to dismiss in exchange for dismissal of the second claim for relief, pertaining to "Negligence Per Se", and for the substitution of the correct name of the Company. An answer to the Manuel complaint was filed on February 3, 1998 with a cross-claim against the male charged and his companion.

Items 2 through 5. Are not applicable.

Item 6. Exhibits and Reports on Form 8 - K.

  (a) Exhibits.
      27. Financial Data Schedule as of March 31, 1998.

See exhibit index on page 19 for exhibits filed with this report

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


                                                      PRIMADONNA RESORTS, INC.
                                                      ________________________
                                                          (Registrant)


Date: May 8, 1998                                 By  /s/Michael P. Shaunnessy
                                                    __________________________
                                                       Michael P. Shaunnessy
                                                      Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit                                                            Sequentially
  No.                           Description                          Numbered
                                                                       Pages
_______          ___________________________________________       ____________

27               Financial Data Schedule as of March 31, 1998          20