Form 10-Q
period 1998-06-30
PRIMADONNA RESORTS INC
filed 1998-08-12
CIK 901118

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998

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

   Class                                     Outstanding at August 7, 1998
Common Stock, $.01 par value                       28,919,100 Shares

       Total No. of Pages 54                     Exhibit Index on page 24

                  PRIMADONNA RESORTS, INC. AND SUBSIDIARIES

                                  Form 10 - Q

                                    INDEX
                                                                     Page No.

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Balance Sheets at June 30, 1998
             (Unaudited) and December 31, 1997.....................     3 -  4

          Consolidated Statements of Income (Unaudited) for the
             Three and Six Months Ended June 30, 1998 and 1997.....     5 -  6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the Six Months Ended June 30, 1998 and 1997. .........     7

          Notes to Condensed Consolidated Financial
             Statements (Unaudited)................................     8 - 14


  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    15 - 20


Part II. OTHER INFORMATION                                             21 - 23

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                       ASSETS
                              (Amounts in Thousands)

                                             At June 30,      At December 31,
                                                1998               1997
                                              _________        ___________
                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                  $  6,595          $  9,973
   Accounts and notes receivable                   835               988
   Income tax refund receivable                     -              1,664
   Inventories                                   1,281             1,687
   Prepaid expenses and other                    6,080             6,647
                                              ________          ________
Total current assets                            14,791            20,959
                                              ________          ________

PROPERTY AND EQUIPMENT:
   Buildings and improvements                  227,324           212,396
   Land improvements                           107,152            95,364
   Furniture, fixtures and equipment           150,843           144,371
                                              ________          ________
                                               485,319           452,131
   Less: accumulated depreciation
         and amortization                     (160,875)         (144,653)
                                              ________          ________
                                               324,444           307,478
   Land                                          5,654             5,654
   Construction in progress                      8,431            19,495
                                              ________          ________
                                               338,529           332,627
                                              ________          ________

INVESTMENT IN JOINT VENTURE                    117,689           104,436
                                              ________           _______
NOTES RECEIVABLE, net of current portion         1,998             2,718
                                              ________          ________
OTHER ASSETS, net                               10,873             9,955
                                              ________          ________
                                              $483,880          $470,695
                                              ========          ========












The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Amounts in Thousands Except Share Data)

                                             At June 30,       At December 31,
                                                1998               1997
                                              _________        __________
                                             (Unaudited)
CURRENT LIABILITIES:
   Accounts and construction payables          $ 4,709          $ 10,265
   Accrued expenses                             11,246            10,432
   Current portion of long-term debt             1,639             1,639
                                              ________          ________
Total current liabilities                       17,594            22,336
                                              ________          ________

LONG-TERM DEBT                                 224,706           220,765
                                              ________          ________

DEFERRED INCOME TAXES PAYABLE                   16,403            15,961
                                              ________          ________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized; no
     shares issued and outstanding
   Common stock, $.01 par value;
     100,000,000 shares authorized;
     28,919,100 and 28,858,000 shares
     issued and outstanding in 1998
     and 1997, respectively                        309               309
   Additional paid - in capital                129,738           128,817
   Retained earnings                           130,792           118,169
   Less: treasury stock, at cost               (35,662)          (35,662)
                                              ________          ________
                                               225,177           211,633
                                              ________          ________
                                              $483,880          $470,695
                                              ========          ========













The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                               Three Months Ended June 30,
                                              ____________________________
                                                1998               1997
                                              _________        ___________
                                                       (Unaudited)
REVENUES:
   Casino                                     $ 42,527          $ 42,282
   Food and beverage                             7,643             7,744
   Hotel                                         4,859             5,806
   Entertainment                                 3,860             3,846
   Service station                               4,500             4,219
   Other                                         1,602             1,783
   Operating income from New York-New York       9,466            14,786
                                              ________          ________
                                                74,457            80,466
   Less: promotional allowances                 (3,123)           (4,840)
                                              ________          ________
   Net revenues                                 71,334            75,626
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       12,429            13,598
   Food and beverage                             6,725             6,761
   Hotel                                         2,853             2,689
   Entertainment                                 2,466             1,890
   Service station                               3,995             3,823
   Other                                           759               616
   Selling, general and administrative          12,270            12,047
   Property costs                                4,556             4,421
   Depreciation and amortization                 8,288             7,078
                                              ________          ________
                                                54,341            52,923
                                              ________          ________
   Income from operations                       16,993            22,703
OTHER INCOME (EXPENSE)
   Interest expense, net                        (4,230)           (3,153)
   Interest expense, net from New York-New York (2,185)           (2,543)
                                              ________          ________
   Income before taxes                          10,578            17,007
INCOME TAX PROVISION                            (3,738)           (6,089)
                                              ________          ________
   Income before extraordinary item:             6,840            10,918
EXTRAORDINARY ITEM-loss on early retirement
   of debt, net of income tax benefit               -               (964)
                                              ________          ________
NET INCOME                                    $  6,840          $  9,954
                                              ========          ========
Earnings per share
  Basic and Diluted earnings from income
     before extraordinary item                   $0.24             $0.37
                                              ========          ========
  Basic and Diluted earnings from net income     $0.24             $0.34
                                              ========          ========

The accompanying notes are an integral part of these financial statements.
                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                                Six Months Ended June 30,
                                              ____________________________
                                                1998               1997
                                              _________        ___________
                                                       (Unaudited)
REVENUES:
   Casino                                     $ 82,265          $ 82,806
   Food and beverage                            14,976            14,814
   Hotel                                         9,598            10,936
   Entertainment                                 6,637             6,261
   Service station                               8,450             7,960
   Other                                         3,313             3,369
   Operating income from New York-New York      19,669            29,417
                                              ________          ________
                                               144,908           155,563
   Less: promotional allowances                 (6,929)           (8,441)
                                              ________          ________
   Net revenues                                137,979           147,122
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       25,337            26,626
   Food and beverage                            13,038            12,953
   Hotel                                         5,248             5,370
   Entertainment                                 4,344             3,364
   Service station                               7,484             7,289
   Other                                         1,393             1,327
   Selling, general and administrative          23,942            23,241
   Property costs                                9,257             8,721
   Depreciation and amortization                16,105            14,239
                                              ________          ________
                                               106,148           103,130
                                              ________          ________
   Income from operations                       31,831            43,992
OTHER INCOME (EXPENSE)
   Interest expense, net                        (7,946)           (6,227)
   Interest expense, net from New York-New York (4,356)           (5,008)
                                              ________          ________
   Income before taxes                          19,529            32,757
INCOME TAX PROVISION                            (6,907)          (11,728)
                                              ________          ________
   Income before extraordinary item:            12,622            21,029
EXTRAORDINARY ITEM-loss on early retirement
   of debt, net of income tax benefit               -               (964)
                                              ________          ________
NET INCOME                                    $ 12,622          $ 20,065
                                              ========          ========
Earnings per share
  Basic and Diluted earnings from income
     before extraordinary item                   $0.44             $0.70
                                              ========          ========
  Basic and Diluted earnings from net income     $0.44             $0.67
                                              ========          ========

The accompanying notes are an integral part of these financial statements.

                       PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                     Six Months Ended
                                                         June 30,
                                              ____________________________
                                                1998               1997
                                              _________        __________
                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 12,622          $ 20,065
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization              16,177            14,400
     Equity income from New York-New York
       in excess of distributions              (13,253)          (17,689)
     Extraordinary loss                              -             1,483
     Other adjustments to reconcile net income
       to net cash, provided by operating
       activities                               (1,606)            4,656
                                              ________          ________
     Total adjustments                           1,318             2,850
                                              ________          ________

Net cash provided by operating activities       13,940            22,915
                                              ________          ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment         (21,982)          (26,227)
   Investment in joint venture                       -            (7,000)
   Increase in other assets, net                  (199)           (1,792)
                                              ________          ________
Net cash used in investing activities          (22,181)          (35,019)
                                              ________          ________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from exercise of options      $    921          $    511
   Purchase of treasury stock                       -            (16,517)
   Proceeds from issuance of long-term debt    109,480           267,500
   Principal payments on long-term debt       (105,538)         (241,036)
                                              ________          ________
Net cash provided by
   financing activities                          4,863            10,458
                                              ________          ________

Net decrease in cash and
   cash equivalents                             (3,378)           (1,646)

Cash and cash equivalents, beginning of year     9,973            10,027
                                              ________          ________

Cash and cash equivalents, end of period      $  6,595          $  8,381
                                              ========          ========

The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Organizational Structure and Basis of Presentation

Primadonna Resorts, Inc., a Nevada corporation, and subsidiaries
("the Company"),owns and operates three hotel-resort/casinos: Buffalo Bill's Resort & Casino, Primm Valley Resort & Casino, and Whiskey Pete's Hotel & Casino, all located at the California/Nevada border in Primm, Nevada. The Company also owns and operates the Primm Valley Golf Club, located approximately four miles south of Primm, in California. In addition, the Company owns a 50% interest in the joint venture which owns and operates the New York-New York Hotel & Casino, located on the "Strip" in Las Vegas, Nevada.

Information as of December 31, 1997 included in the accompanying condensed consolidated financial statements and the notes thereto, has been audited. Information with respect to the three and six month periods ended June 30, 1998 and 1997, included in these condensed consolidated financial statements and notes thereto, is unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and do not contain all of the information and disclosures required by generally accepted accounting principles. However, the accompanying unaudited consolidated financial statements do contain all adjustments which, in the opinion of management, are necessary to fairly present the financial position and results of operations for the three and six month periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

2. Statements of Cash Flows

The following supplemental disclosures are provided as part of the accompanying consolidated statements of cash flows:

                                                     Six Months Ended
                                                          June 30,
                                                ________________________
                                                1998               1997
                                               _____              _____
                                                    (In thousands)
Cash payments made for interest
  (net of amounts capitalized)                $  7,297          $  6,143
                                              ========          ========

Cash payments made for income taxes           $  5,200          $  8,900
                                              ========          ========

Assets acquired through
   capitalized leases                          $     -          $    437
                                              ========          ========

3. EARNINGS PER SHARE

Earnings per share for the three months ended June 30, 1998 and 1997 consist of the following:

                                        Three Months Ended June 30
                                          1998                1997
                                    ________________     _______________
                                  (In thousands, except per share amounts)
                                    Income    Shares    Income    Shares
                                    _______   ______    ______    ______
Basic EPS:
Income before
  extraordinary item                $ 6,840   28,919    $10,918   29,407
Extraordinary Item                        -        -       (964)       -
                                    _______   ______    _______   ______
Net income available to
  common shareholders               $ 6,840   28,919    $ 9,954   29,407
                                    =======   ======    =======   ======

Per share amounts:
Income before
  extraordinary item                $ 0.24              $ 0.37
Extraordinary Item                       -                (.03)
                                    ______              ______
Net income available to
  common shareholders               $ 0.24              $ 0.34
                                    ======              ======

Diluted EPS:
Income before
  extraordinary item                $ 6,840   28,919    $10,918   29,407
Effect of dilutive
  stock options                           -       55          -      192
                                    _______   ______    _______   ______
Income before
   Extraordinary Item                 6,840   28,974     10,918   29,599
Extraordinary Item                        -        -       (964)       -
                                    _______   ______    _______   ______
Net income available to
  common shareholders and
  assumed conversion                $ 6,840   28,974    $ 9,954   29,599
                                    =======   ======    =======   ======
Per share amounts:
Income before
  extraordinary item                $ 0.24              $ 0.37
Effective of Dilutive
   Securities Stock Option               -                   -
Extraordinary Item                       -                (.03)
                                    ______              ______
Net income available to
  common shareholders and
  assumed conversion                $ 0.24              $ 0.34
                                    ======              ======

Options to purchase 1,299,000 and 358,000 shares of common stock at June 30, 1998 and 1997, respectively, at prices of $17.00-$31.25 and $21.75-$31.25, respectively, were outstanding at the end of the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common shares for the periods presented.

Earnings per share for the six months ended June 30, 1998 and 1997 consist of the following:

                                          Six Months Ended June 30
                                          1998                1997
                                    ________________     _______________
                                  (In thousands, except per share amounts)
                                    Income    Shares    Income    Shares
                                    _______   ______    ______    ______
Basic EPS:
Income before
  extraordinary item                $12,622   28,900    $21,029   29,675
Extraordinary Item                        -        -       (964)       -
                                    _______   ______    _______   ______
Net income available to
  common shareholders               $12,622   28,900    $20,065   29,675
                                    =======   ======    =======   ======
Per share amounts:
Income before
  extraordinary item                $ 0.44              $ 0.71
Extraordinary Item                       -                (.03)
                                    ______              ______
Net income available to
  common shareholders               $ 0.44              $ 0.68
                                    ======              ======

Diluted EPS:
Income before
  extraordinary item                $12,622   28,900    $21,029   29,675
Effect of dilutive
  stock options                           -       51          -      168
                                    _______   ______    _______   ______
Income before
  extraordinary item                 12,622   28,951    $21,029   29,843
Extraordinary item                        -        -       (964)       -
                                    _______   ______    _______   ______
Net income available to
  common shareholders               $12,622   28,951    $20,065   29,843
                                    =======   ======    =======   ======

Per share amounts:
Income before extraordinary
  item and dilutive option          $ 0.44              $ 0.71
Effect of Dilutive
   Securities Stock Option               -                (.01)
                                    ______               ______
Income before
   extraordinary item                 0.44                0.70
Extraordinary item                       -                (.03)
                                    ______              ______
Net income available to
  common shareholders               $ 0.44              $ 0.67
                                    ======              ======

Options to purchase 1,299,000 and 358,000 shares of common stock at June 30, 1998 and 1997, respectively, at prices of $17.00-$31.25 and $21.75-$31.25, respectively, were outstanding at the end of the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common shares for the periods presented.


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

Summary condensed financial information for the joint venture is as follows (000's):

                            Three Months Ended              Six Months Ended
                                 June 30                        June 30
                            1998          1997             1998         1997
                            _____________________           __________________

Condensed Statement of Income Data
__________________________________
Net revenues                $54,698      $ 67,401          $108,733    $135,269
Operating income             18,931        29,573            39,337      58,834
Interest expense, net         4,369         5,086             8,711      10,016
Net income                   14,561        24,487            30,626      48,818

                             At June 30, 1998    At December 31, 1997
                             ________________    ____________________
Condensed Balance Sheet Data
____________________________
Total assets                   $460,761             $470,252
Long-term debt                  225,025              246,403
Member equity                   205,736              183,350

5. Long-Term Debt

On June 5, 1997 the Company entered into a Credit Agreement (" Agreement") with a sixteen bank consortium led by Wells Fargo Bank as agent, for a $250,000,000 revolving loan. The maximum balance under the loan was increased to $300,000,000 on December 19, 1997 and to $350,000,000 on June 4, 1998.
This loan replaced the existing Reducing Revolving Bank Credit Agreement.

The Agreement provides for interest payments at least quarterly, at the prime rate or LIBOR, plus a sliding margin, based upon the Company's debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The margin for the prime rate ranges between 0% and 1.125%, while the margin for LIBOR ranges between 0.5% and 2.375%. The weighted average interest rate was 6.8% at June 30, 1998 and 7.0% at December 31, 1997. The Company incurs commitment fees of .20% to .50% for the unused portion of the Agreement, also dependent upon the debt to EBITDA ratio. The obligation is secured by a deed of trust on all real property, leasehold interests in real property, and personal property of the Company, excluding the Primm Valley Golf Club. The Agreement contains certain restrictive covenants relating to the use of proceeds, sale or transfer of assets, the incurrence of additional debt over a specified level, capital expenditures, and maintenance of certain minimum financial ratios.

The Reducing Revolving Bank Credit Agreement ("Prior Agreement") entered into on December 28, 1993, as amended, was terminated on June 5, 1997. The Prior Agreement provided for a maximum principal balance of $250,000,000, with scheduled reductions in the maximum permitted beginning August 18, 1997, and continuing thereafter through maturity on July 18, 2000. The Prior Agreement provided for EBITDA ratios, interest payments, security interests, and covenants that were substantially similar to the Agreement which replaced the Prior Agreement.

The Company incurred a liability in connection with the acquisition of the New York-New York theme rights of $1,100,000, due January 6, 1997, and $400,000 due January 7, 1998. At both June 30, 1998 and December 31, 1997, $1,500,000 due for the theme rights was reflected as a current obligation. This liability was paid in full in July 1998.

Long-term debt consists of the follows:

                                              June 30,       December 31,
                                                1998               1997
                                              _________        __________
                                             (Unaudited)
                                                   (In thousands)
Credit Agreement $350,000,000, June 5, 1997,
5 year term, LIBOR plus applicable margin     $224,600          $220,600

NEW YORK-NEW YORK theme rights due January
6, 1997 and January 7, 1998                      1,500             1,500

Other                                              245               304
                                              ________          ________
                                               226,345           222,404
Less: current portion                            1,639             1,639
                                              ________          ________
Total long-term debt                          $224,706          $220,765
                                              ========          ========

6. Commitments and Contingencies

a. Southwest Investment

The Company has advanced a total of $3.8 million to Southwest Casino and Hotel Corp. ("Southwest"), a developer and manager of Native American gaming enterprises. Southwest managed a Class II Indian gaming facility in Eagle Pass, Texas for the Kickapoo Traditional Tribe of Texas under a management contract which was terminated on December 31, 1997. Southwest currently manages a Class II Indian gaming facility just outside Oklahoma City, Oklahoma for the Cheyenne and Arapaho Tribes.

The Company holds a $1.6 million Convertible Term Promissory Note which is convertible into preferred stock of Southwest. No payments have been made on this note, and in 1996, based upon the financial condition of Southwest, the Company fully reserved the $1.6 million and related interest. The Company also holds a $2.2 million Demand Promissory Note which was secured by the management contract on the Kickapoo gaming facility. Southwest made $100,000 in interest payments on these notes between October 1997 and January 1998. As a result of a termination settlement of the Southwest management contract with the Kickapoo Tribe, effective December 31, 1997, Southwest assigned the Company two notes, aggregating $2.2 million, due Southwest from the Kickapoo Tribe and secured by the assets of the Kickapoo gaming facility. The Company has received $575,000 in payments on these notes through June 1998. No reserve has been established for this note due to its collateralization.

b. Litigation

Currently, there are lawsuits pending against the Company arising in the normal course of business. In management's opinion, the ultimate outcome of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)


SUMMARY OF OPERATIONS

For the second quarter of 1998, net income before extraordinary items declined 37.4% to $6.8 million, or $.24 per share, compared to $10.9 million, or $.37 per share in the prior year period. For the six month period ended June 30, 1998, net income decreased 40.0% to $12.6 million, or $.44 per share before extraordinary items, from $21.0 million, or $.70 per share in the prior year period.

The decreases in net income and earnings per share, as well as declines in revenue and operating income, were primarily attributable to a decline in operating income of New York-New York Hotel and Casino, the Company's 50% owned joint venture. The Company's operations at Primm, Nevada realized revenue improvements of 1.7% and 0.5% during the respective three and six month periods of 1998. Operating income from the Primm properties declined during the periods, primarily due to higher depreciation expense.

New York-New York Hotel & Casino in Las Vegas opened on January 3, 1997. The softening in New York-New York's performance is a function of favorable results in its inaugural year and recent overall declines in the southern Nevada gaming market. Although the opening year results are not expected to be repeated, New York-New York continues to be one of the most successful properties in Las Vegas from the standpoint of operating margins and return on invested capital.

The increase in available hotel rooms in the Las Vegas market over the last year, coupled with a decline in Las Vegas airline passengers and relatively flat California automobile traffic counts, continues to cause competitive pressures in southern Nevada. In response to these conditions, the Company has focused extensively on its cost structure, operating efficiencies and marketing programs at Primm during the first half of the year.

An extraordinary charge of $964 thousand (net of taxes), or $.03 per share, was recorded in the second quarter of 1997. The extraordinary charge resulted from the early termination of the Company's prior bank credit facility.

Following is an analysis of the results of operations for the three and six month periods ended June 30, 1998 versus the comparable periods of 1997.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997

Revenues

Net revenues for the second quarter decreased 5.7% or $4.3 million to $71.3 million. This decrease is due to the Company's share of earnings from NY-NY, which were off $5.3 million or 36.0% for the quarter. Operations at Primm, Nevada experienced an increase in net revenues which totaled $1.0 million or 1.7% for the same period.

Casino revenue increased $245 thousand due primarily to a higher table win percentage. This improved win percentage is the result of the elimination of a match play coupon program which lowered the win percentage in the prior year period.

Hotel revenue declined $947 thousand or 16.3% in the quarter due to a 3.6% decline in occupied rooms coupled with a 14.9% decrease in the average room rate. This decline in occupied rooms was experienced in the complimentary
segment, as cash room nights sold increased 13.3%.   The softening in the room
rate is primarily due to the competitive conditions in southern Nevada.

Entertainment revenue in the second quarter was flat with the prior year. The opening of a second golf course at Primm Valley, during the second quarter of 1998, helped generate an additional $878 thousand in cash green fees. This offset a decline in complimentary amusement and arena revenue.

Service station revenues increased $281 thousand or 6.7% for the three month period. The number of gallons sold increased 13.1%, more than offsetting declines in retail gas prices.

Operating income from New York-New York, which represents the Company's 50% share of the pre-tax, pre-interest earnings of the joint venture, was $9.5 million, a decline of $5.3 million from the $14.8 million posted in the second quarter of last year. Net revenues at New York-New York totaled $54.7 million, down from $67.4 million in the prior year quarter. Casino revenues were down $8.4 million, or 22.8% for the quarter, primarily due to lower volume.

COSTS AND EXPENSES

Casino expenses decreased $1.2 million for the three month period. This decrease is primarily the result of a decrease in promotional allowances due to management efforts to improve the profitability of marketing programs. In addition, payroll costs were reduced by $355 thousand or 6.8%.

Hotel expenses increased $164 thousand or 6.1% for the second quarter, primarily due to a decrease in the amount of hotel costs transferred to casino expense. This reflects a decline in complimentary rooms given to casino customers.

Entertainment costs increased $576 thousand for the three month period due mostly to decreased transfer of promotional allowance costs to the casino of $436 thousand. Additionally, operating expenses of the Primm Valley Golf Club increased $366 thousand for the quarter due to the opening of a second course in the second quarter of 1998. These increases were partially offset by lower amusement and arcade operating costs.

Service station costs increased $172 thousand or 4.5% for the three month period, the result of the increase in gallons sold, partially offset by a decline in product cost.

Selling, general and administrative expenses increased $223 thousand or 1.9% in the quarter. The increase is primarily due to higher bus tour marketing subsidies and additional bus customers. This increase is partially offset by lower development, administrative, and advertising costs.

Property costs increased $135 thousand, or 3.1% for the quarter, due primarily to increased costs for life safety, parking lot maintenance, and grounds maintenance.

Depreciation increased $1.2 million for the three month period due to completion of the expanded and remodeled casino space, public space and parking garage at Primm Valley Resort and Casino, and the addition of the second golf course.

INTEREST EXPENSE

Interest expense, net, increased $1.1 million for the quarter.   The higher
interest expense was primarily due to an increase in the amounts outstanding under the credit facility, which were used to fund capital expenditures.

Interest expense, net, from New York-New York decreased $358 thousand for the three months due to decreases in the amounts outstanding under that credit facility.

INCOME TAXES

Income taxes decreased to $3.7 million for the quarter ended June 1998 compared to $6.1 million in the comparable prior year period. The decrease in taxes is due to lower earnings before taxes, as tax rates were substantially unchanged.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

REVENUES

For the six months ended June 30, 1998, net revenues decreased 6.2% or $9.1 million to $138.0 million from the same period last year. This decrease is due to the Company's share of earnings from New York-New York, which were
off $9.7 million or 33.1% for the six months.   In the period, net revenue
from the operations at Primm, Nevada, increased  $605 thousand or 0.5%.

Casino revenue was $541 thousand, or 0.7% less than last year, primarily due to decreased slot volume. Slot revenues declined $678 thousand and were only partially offset by an increase in table games revenue of $139 thousand. The higher table game win resulted from an improved win percentage. This improved win percentage was the result of the elimination of a match play coupon program which lowered the win percentage in the prior year period.

For the six months ended June 30, 1998, Hotel revenue was $1.3 million below prior year levels due to a 4.6% reduction in occupied rooms and an 8.8% decline in the average rate. The decrease in occupied rooms was entirely in the complimentary segment as cash rooms occupied increased slightly. The room rate decline is primarily due to the competitive conditions in southern Nevada.

Entertainment revenues were $376 thousand or 6.0% greater than last year due to increased revenues from the Primm Valley Golf Club. The first course opened in the first quarter of 1997, while the second course opened in the second quarter of 1998.

Service station revenues increased $490 thousand or 6.2% for the six month period. The number of gallons sold increased 16.3%, and more than offset a decline in retail gas prices.

Operating income from New York-New York, which represents the Company's 50% share of the pre-tax, pre-interest earnings of the joint venture, was $9.7 million or 33.1% less than the grand opening year. Net revenues at New York-New York declined to $108.7 million from $135.3 million in the prior year six month period. Casino revenues were down $19.6 million or 25.1% in the first half of the year, primarily due to lower volume.

COSTS AND EXPENSES

Casino expenses decreased $1.3 million for the six month period. This decrease is partially the result of a decrease in promotional allowances reflective of changes in marketing programs. In addition, payroll costs were reduced by $536 thousand or 5.2%.

Hotel expenses declined $122 thousand for the six months ended June 30, 1998. The decline is due to lower payroll costs associated with an overall decrease in occupied rooms of 4.6%, partially offset by a decrease in the amount of complimentary room costs transferred to casino expense.

Entertainment costs increased $980 thousand for the six month period due primarily to increased operating expenses of the Primm Valley Golf Club, which were $758 thousand higher due to the opening of the second course. Additionally, Entertainment expenses transferred to the casino related to promotional allowances were $673 thousand less than last year. These factors were partially offset by lower amusement and arcade operating costs.

Service station costs increased $195 thousand or 2.7% for the six month period, the result of the increase in gallons sold, partially offset by a decline in product cost.

Selling, general and administrative expenses increased $701 thousand or 3.0% in the six month period. The increases are primarily due to an increase in bus tour marketing subsidies, partially offset by lower development, administrative, and advertising costs.

Property costs increased $536 thousand or 6.1% for the six month period, due primarily to increased costs for life safety, signage, parking lot maintenance, lighting systems, and property grounds service.

Depreciation increased $1.9 million for the six month period due to completion of the expanded and remodeled casino, public spaces and parking garage at Primm Valley, and the addition of the second golf course.

INTEREST EXPENSE

Interest expense, net, increased $1.7 million for the six months. The higher interest expense was primarily due to an increase in the amount outstanding under the credit facility, used to fund capital expenditures.

Interest expense, net from New York-New York decreased $652 thousand for the six month period due to decreases in the amounts outstanding under its credit facility.

INCOME TAXES

Income taxes declined to $6.9 million for the six months ended June 30, 1998 compared to $11.7 million in the prior year period. The decrease in taxes is due to lower earnings before taxes, as tax rates were substantially unchanged.

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash and cash equivalents of $6.6 million as of June 30, 1998. Net cash provided by operations during the six months ended June 30, 1998 was $13.9 million as compared to $22.9 million in the prior year. The Company funds its daily operations through cash flow from operations, and borrows funds for significant capital expenditures and investments, such as a portion of its equity investment in New York-New York.

The Company has a $350 million Credit Agreement. ("Agreement", see Note 5 of the Notes to Condensed Consolidated Financial Statements). At June 30, 1998, the amount outstanding under the Agreement was $224.6 million at an average all-in rate of 6.8%. During the second quarter, the Company completed the process of increasing this facility by $50 million to its full $350 million availability, pursuant to its initial terms.

The Company is a 50% joint venture partner with MGM Grand, Inc. ("MGM") in the New York-New York Hotel & Casino, LLC. The joint venture secured a $285 million construction/reducing revolving loan from a consortium of banks. At June 30, 1998, $218.1 million was outstanding under this loan. Additionally, term loan financing was obtained in January 1997, with a balance of $15.0 million at June 30, 1998. The Company and MGM executed Keep-Well Agreements in conjunction with the bank loan. The Keep-Well provisions require that certain financial ratios be maintained and stipulate that the partners make equity contributions if these ratios are not met. Operating performance to date at New York-New York has exceeded these provisions.

The Board of Directors has approved a stock repurchase program authorizing the Company to acquire up to $50 million worth of its outstanding shares. The Company had acquired 2,014,500 shares for $35.7 million at June 30, 1998.

The first phase of the 525,000 square foot Fashion Outlet of Las Vegas ("Mall") opened July 16, 1998. The facility was built and financed by developers. The Company expects to benefit from the increase in visitors to Primm, Nevada caused by the Mall. In addition, the Company will be able to place slot machines in the facility's transition area from the Primm Valley Resort & Casino and expects to be able to place slot machines in the Mall itself. For its part, the Company expects to incur approximately $1.5 million and has incurred approximately $1 million through June 30, 1998 for the infrastructure improvements necessary to accommodate this development. The Company has no other financial interest in the Mall project.

The Company has expanded the Primm Valley property by the addition of 34,000 square feet of casino, restaurant and retail space that is connected to the Mall. This expansion (with the exception of the restaurant space) was also opened on July 16, 1998. Additionally, the current coffee shop has been renovated and a new piano bar has been added in the casino area.

Capital expenditures for the six months ended June 30, 1998 were $22.0 million, as compared to $33.2 million for the six months ended June 30, 1997. In addition to the above mentioned projects, the Company has completed the construction of a second golf course at the Primm Valley Golf Club, expanded and upgraded the monorail from Buffalo Bills to Primm Valley, and remodeled and upgraded the casino and selected guest rooms at Primm Valley. Normal expenditures for the maintenance of existing facilities and equipment were also incurred.

The Company expects some continuing difficult year-ago comparisons for New York - New York, due to its extremely successful opening in 1997, and continuing competitive pressures in the Las Vegas market. Additionally, performance at Primm may continue to be impacted during the third quarter of 1998 by the competitive pressures in the Las Vegas Market.

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

IMPACT OF THE YEAR 2000 ISSUE

Efficient operation of the Company's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in several key areas of the Company's business including operations, marketing and administration. The Company has been evaluating its internal systems and determined that one of its critical systems is not year 2000 compliant. The Company has commenced a project, in conjunction with the system vendor, to implement a compliant version of the system prior to this system causing any material disruption in the Company's operation. The cost of this project is not expected to have a material adverse effect on the results of operations or financial position of the Company. The Company has also identified several non-critical systems which are not year 2000 compliant, but which will be made compliant via minor expenditures for software upgrades.

Certain of the systems on which the Company relies are completely maintained by outside vendors. In addition, certain equipment used in the daily operations of the Company relies on software programs and operating systems over which the Company has no direct control. The Company continues to review with its vendors of software, equipment, products and services any possible exposures from the year 2000 issue. In the event that any of the Company's significant vendors does not successfully and timely achieve year 2000 compliance, the Company's business could be adversely affected.


FORWARD LOOKING INFORMATION

Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "believes", "may", "expect", or "continue," or the negative thereof, or other variations thereon, or comparable terminology. As with any construction projects, the Primm Valley expansion and upgrade and the outlet mall, involve many risks and uncertainties, including but not limited to material and labor shortages, work stoppages, design changes, and weather disruptions. Further, engineering, environmental, or geological problems and governmental regulations and approvals could give rise to delays or cost overruns. For additional factors which could cause forward looking statements to be materially different than actual results, see "Business Risks" section of Annual Report Form 10-K at December 31, 1997.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In May 1998, defendants filed their response to plaintiffs discovery requests in the purported class action lawsuit by Paulos, Ahern, Schreirer as discussed in the Annual Report Form 10-K Legal Proceeding, including objections to certain questions. In June 1998, plaintiffs filed their motion to compel response for documents and other information to which defendants objected. On August 3, 1998, defendants filed its opposition to compel providing certain documents and other documents, no decision has been made. On August 7, 1998, defendants responded under an extension to defendants motion for class certification, plaintiffs reply is due before August 25, 1998. Discovery has been stayed pending class certification.

On May 12, 1998, Yolanda Manuel, the non-custodial parent of Sherrice Iverson, filed a demand for jury trial, in the lawsuit discussed in the Company's Annual Report on Form 10-K. On April 23, 1998 Leroy Iverson and Harold Jordon, the custodial parent and brother of Sherrice Iverson, respectively, filed an out-of-state security bond with the Nevada Court. On August 5, 1998 plaintiffs filed an amended complaint stating that Mr. Iverson is the "personal representative" of Ms. Iverson's estate, and alleging additional damages from false imprisonment and defamation, seeking compensating and punitive damages.

Items 2 through 3. Are not applicable.

Item 4. Submission of Matter to a Vote of Security Holders
        The following matters were submitted to a vote of security holders during the Company's Annual meeting of Stockholders held June 2, 1998:

                                             No. of votes       Withheld
        Description of Matter                  Cast for         Authority
        _________________________            ____________       _________
        1. Election of directors
             Robert E. Armstrong              28,133,672         144,961
             H. Martin Rosa                   28,125,522         153,111

                                             No. of votes cast         No. of
                                             _________________
                                              For         Against   Abstentions
                                             _______      _______   ___________
        2. Ratification of appointment
           of independent auditors          28,218,327     27,774      32,532


Item 5. None

Item 6. Exhibits and Reports on Form 8 - K.

  (a) Exhibits.

      10.33 Assumption and Consent Agreement, dated June 3, 1998, by and among Primadonna Resorts, Inc. and The Primadonna Corporation as "Borrowers", and Wells Fargo Bank as "Agent Bank" for a consortium of participating banks listed therein as "Assuming Lenders" (without exhibit or schedules).

      10.34 Change in Control and Salary Continuation Agreement by and among Michael Villamor and Primadonna Resorts, Inc. dated as of July 13, 1998.

      10.35 Change in Control and Salary Continuation Agreement by and among John L. Shigley and Primadonna Resorts, Inc. dated as of July ,3 1998.

      10.36 Change in Control and Salary Continuation Agreement by and among Gregg Schatzman and Primadonna Resorts, Inc. dated as of July 11, 1998.

      27. Financial Data Schedule as of June 30, 1998.

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


                                                      PRIMADONNA RESORTS, INC.
                                                      ________________________
                                                          (Registrant)


Date: August 11, 1998                               By  /s/John L. Shigley
                                                    __________________________
                                                         John L. Shigley
                                                      Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                            Sequentially
  No.                           Description                          Numbered
                                                                       Pages
_______          ___________________________________________       ____________

10.33            Assumption and Consent Agreement, dated June 3,
                 1998, by and among Primadonna Resorts, Inc. and The
                 Primadonna Corporation as "Borrowers", and Wells
                 Fargo Bank as "Agent Bank" for a consortium of
                 participating banks listed therein as "Assuming
                 Lenders" (without exhibit or schedules).               25 - 32

10.34            Change in Control and Salary Continuation Agreement
                 by and among Michael Villamor and Primadonna Resorts,
                 Inc. dated as of July 13,1998.                         33 - 39

10.35            Change in Control and Salary Continuation Agreement
                 by and among John L. Shigley and Primadonna Resorts,
                 Inc. dated as of July 3, 1998.                         40 - 46

10.36            Change in Control and Salary Continuation Agreement
                 by and among Gregg Schatzman and Primadonna Resorts,
                 Inc. dated as of July 11, 1998.                        47 - 53

27               Financial Data Schedule as of June 30, 1998            54

2525vnot.amd/prim98	0