Form 10-Q
period 1998-09-30
PRIMADONNA RESORTS INC
filed 1998-11-13
CIK 901118

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to___________________

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

Yes  X    No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                     Outstanding at November 12, 1998
Common Stock, $.01 par value                       28,819,100 Shares

       Total No. of Pages  35                   Exhibit Index on page  24

            PRIMADONNA RESORTS, INC. AND SUBSIDIARIES

                                  Form 10 - Q

                                    INDEX
                                                                     Page No.

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Consolidated Balance Sheets at September 30, 1998
             (Unaudited) and December 31, 1997.....................     3 -  4

          Consolidated Statements of Income (Unaudited) for the
             Three and Nine Months Ended September 30, 1998 and 1997    5 -  6

          Condensed Consolidated Statements of Cash Flows (Unaudited)
             For the Nine Months Ended September 30, 1998 and 1997..    7

          Notes to Consolidated Financial Statements (Unaudited)...     8 - 14


  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    15 - 21


Part II. OTHER INFORMATION                                             22 - 23

                PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                       ASSETS
                              (Amounts in Thousands)

                                             September 30,     December 31,
                                                1998               1997
                                              _________        ___________
                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                  $  7,319          $  9,973
   Accounts and notes receivable                 1,464               988
   Income tax refund receivable                     -              1,664
   Inventories                                   1,401             1,687
   Prepaid expenses and other                    9,180             6,647
                                              ________          ________
Total current assets                            19,364            20,959
                                              ________          ________

PROPERTY AND EQUIPMENT:
   Buildings and improvements                  239,289           212,396
   Land improvements                           108,631            95,364
   Furniture, fixtures and equipment           152,608           144,371
                                              ________          ________
                                               500,528           452,131
   Less: accumulated depreciation
         and amortization                     (169,195)         (144,653)
                                              ________          ________
                                               331,333           307,478
   Land                                          5,340             5,654
   Construction in progress                      2,506            19,495
                                              ________          ________
                                               339,179           332,627
                                              ________          ________

INVESTMENT IN JOINT VENTURE                    123,385           104,436
                                              ________           _______
NOTES RECEIVABLE, net of current portion         2,306             2,718
                                              ________          ________
OTHER ASSETS, net                               10,609             9,955
                                              ________          ________
                                              $494,843          $470,695
                                              ========          ========












The accompanying notes are an integral part of these financial statements.

              PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                      (Amounts in Thousands Except Share Data)

                                             September 30,     December 31,
                                                1998               1997
                                              _________        __________
                                             (Unaudited)
CURRENT LIABILITIES:
   Accounts and construction payables         $  2,762          $ 10,265
   Accrued expenses                             10,518            10,432
   Current portion of long-term debt               137             1,639
                                              ________          ________
Total current liabilities                       13,417            22,336
                                              ________          ________

LONG-TERM DEBT                                 231,763           220,765
                                              ________          ________

DEFERRED INCOME TAXES PAYABLE                   20,553            15,961
                                              ________          ________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized; no
     shares issued and outstanding
   Common stock, $.01 par value;
     100,000,000 shares authorized;
     28,819,100 and 28,858,000 shares
     issued and outstanding in 1998
     and 1997, respectively                        309               309
   Additional paid - in capital                129,738           128,817
   Retained earnings                           135,525           118,169
   Less: treasury stock, at cost               (36,462)          (35,662)
                                              ________          ________
                                               229,110           211,633
                                              ________          ________
                                              $494,843          $470,695
                                              ========          ========













The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                             Three Months Ended September 30,
                                              ____________________________
                                                1998               1997
                                              _________        ___________
                                                       (Unaudited)
REVENUES:
   Casino                                     $ 41,718          $ 41,964
   Food and beverage                             7,452             8,007
   Hotel                                         5,344             5,438
   Entertainment                                 3,118             3,894
   Service station                               4,904             4,597
   Other                                         1,397             1,969
   Operating income from New York-New York       9,872            12,999
                                              ________          ________
                                                73,805            78,868
   Less: promotional allowances                 (3,311)           (5,057)
                                              ________          ________
   Net revenues                                 70,494            73,811
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       12,858            14,648
   Food and beverage                             6,817             7,206
   Hotel                                         3,219             2,552
   Entertainment                                 2,314             2,152
   Service station                               4,332             4,086
   Other                                           722               714
   Selling, general and administrative          11,856            11,846
   Property costs                                5,820             5,494
   Depreciation and amortization                 8,493             7,244
                                              ________          ________
                                                56,431            55,942
                                              ________          ________
   Income from operations                       14,063            17,869
OTHER INCOME (EXPENSE)
   Interest expense, net                        (4,302)           (3,352)
   Interest expense, net from New York-New York (2,117)           (2,511)
                                              ________          ________
   Income before taxes                           7,644            12,006
INCOME TAX PROVISION                            (2,910)           (4,299)
                                              ________          ________
NET INCOME                                    $  4,734          $  7,707
                                              ========          ========
Earnings per share

   Basic and Diluted earnings from net income    $0.16             $0.27
                                              ========          ========






The accompanying notes are an integral part of these financial statements.

                      PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                      (Amounts in Thousands Except Share Data)

                                             Nine Months Ended September 30,
                                              ____________________________
                                                1998               1997
                                              _________        ___________
                                                       (Unaudited)
REVENUES:
   Casino                                     $123,983          $124,770
   Food and beverage                            22,428            22,821
   Hotel                                        14,942            16,374
   Entertainment                                 9,755            10,155
   Service station                              13,354            12,557
   Other                                         4,710             5,338
   Operating income from New York-New York      29,541            42,416
                                              ________          ________
                                               218,713           234,431
   Less: promotional allowances                (10,240)          (13,498)
                                              ________          ________
   Net revenues                                208,473           220,933
                                              ________          ________
COSTS AND EXPENSES:
   Casino                                       38,195            41,274
   Food and beverage                            19,855            20,159
   Hotel                                         8,467             7,922
   Entertainment                                 6,658             5,516
   Service station                              11,816            11,375
   Other                                         2,115             2,041
   Selling, general and administrative          35,798            35,087
   Property costs                               15,077            14,215
   Depreciation and amortization                24,598            21,483
                                              ________          ________
                                               162,579           159,072
                                              ________          ________
   Income from operations                       45,894            61,861
OTHER INCOME (EXPENSE)
   Interest expense, net                       (12,248)           (9,579)
   Interest expense, net from New York-New York (6,473)           (7,519)
                                              ________          ________
   Income before taxes                          27,173            44,763
INCOME TAX PROVISION                             9,817            16,027
                                              ________          ________
   Income before extraordinary item:            17,356            28,736
EXTRAORDINARY ITEM-loss on early retirement
   of debt, net of income tax benefit               -                964
                                              ________          ________
NET INCOME                                    $ 17,356          $ 27,772
                                              ========          ========
Earnings per share
   Basic and Diluted earnings from income
     before extraordinary item                   $0.60             $0.97
                                              ========          ========
   Basic and Diluted earnings from net income    $0.60             $0.94
                                              ========          ========

The accompanying notes are an integral part of these financial statements.

                       PRIMADONNA RESORTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)

                                                    Nine Months Ended
                                                      September 30,
                                              ____________________________
                                                1998               1997
                                              _________        __________
                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $ 17,356          $ 27,772
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization              24,706            21,685
     Equity income from New York-New York
       in excess of distributions              (18,949)          (22,277)
     Extraordinary Loss                              -             1,483
     Other adjustments to reconcile net income
       to net cash provided by operating
       activities                               (3,425)            6,253
                                              ________          ________
     Total adjustments                           2,332             7,144
                                              ________          ________

Net cash provided by operating activities       19,688            34,916
                                              ________          ________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment         (31,533)          (49,950)
   Investment in joint venture                       -            (7,000)
   Increase in other assets, net                  (426)           (1,596)
                                              ________          ________
Net cash used in investing activities          (31,959)          (58,546)
                                              ________          ________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from exercise of options      $    921          $    517
   Purchase of treasury stock                     (800)          (22,369)
   Proceeds from issuance of long-term debt    179,200           328,300
   Principal payments of short-term debt        (1,502)                -
   Principal payments of long-term debt       (168,202)         (285,271)
                                              ________          ________

Net cash provided by
   financing activities                          9,617            21,177
                                              ________          ________

Net decrease in cash and
   cash equivalents                             (2,654)           (2,453)

Cash and cash equivalents, beginning of year     9,973            10,027
                                              ________          ________

Cash and cash equivalents, end of period      $  7,319          $  7,574
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

Information as of December 31, 1997 included in the accompanying condensed consolidated financial statements and the notes thereto, has been audited. Information with respect to the three and nine month periods ended September 30, 1998 and 1997, included in these condensed consolidated financial statements and notes thereto, is unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and do not contain all of the information and disclosures required by generally accepted accounting principles. However, the accompanying unaudited consolidated financial statements do contain all adjustments which, in the opinion of management, are necessary to fairly present the financial position and results of operations for the three and nine month periods presented. Interim results are not necessarily indicative of results to be expected for any future interim period or for the entire fiscal year.

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

2. Statements of Cash Flows

The following supplemental disclosures are provided as part of the accompanying consolidated statements of cash flows:

                                                    Nine Months Ended
                                                      September 30,
                                                ________________________
                                                1998               1997
                                               _____              _____
                                                    (In thousands)
Cash payments made for interest
  (net of amounts capitalized)                $ 11,767          $  9,918
                                              ========          ========

Cash payments made for income taxes           $  5,200          $ 14,200
                                              ========          ========
Assets acquired through
   capitalized leases                         $      -          $    383
                                              ========          ========

3. EARNINGS PER SHARE

Earnings per share for the three months ended September 30, 1998 and 1997 consist of the following:

                                      Three Months Ended September 30
                                          1998                1997
                                    ________________     _______________
                                  (In thousands, except per share amounts)
                                    Income    Shares    Income    Shares
                                    _______   ______    ______    ______
Basic EPS:

Net income available to
  common shareholders               $ 4,734   28,886    $ 7,707   28,918
                                    =======   ======    =======   ======

Per share amounts:

Net income available to
  common shareholders               $ 0.16              $ 0.27
                                    ======              ======
Diluted EPS:

Income before
  extraordinary item                $ 4,734   28,886    $ 7,707   28,918
Effect of dilutive
  stock options                           -        -          -      112
                                    _______   ______    _______   ______
Net income available to
  common shareholders and
  assumed conversion                $ 4,734   28,886    $ 7,707   29,030
                                    =======   ======    =======   ======
Per share amounts:
Income before
  extraordinary item                $ 0.16              $ 0.27
Effective of Dilutive
   Securities Stock Option               -                   -
                                    ______              ______
Net income available to
  common shareholders and
  assumed conversion                $ 0.16              $ 0.27
                                    ======              ======

Options to purchase 1,949,500 and 788,000 shares of common stock at September 30,1998 and 1997, respectively, at prices of $15.00-$31.25 and $18.75-$31.25, respectively, were outstanding at the end of the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common shares for the periods presented.

Earnings per share for the nine months ended September 30, 1998 and 1997 consist of the following:

                                       Nine Months Ended September 30
                                          1998                1997
                                    ________________     _______________
                                  (In thousands, except per share amounts)
                                    Income    Shares    Income    Shares
                                    _______   ______    ______    ______
Basic EPS:
Income before
  extraordinary item                $17,356   28,896    $28,736   29,420
Extraordinary Item                        -        -       (964)       -
                                    _______   ______    _______   ______
Net income available to
  common shareholders               $17,356   28,896    $27,772   29,420
                                    =======   ======    =======   ======
Per share amounts:
Income before
  extraordinary item                $ 0.60              $ 0.98
Extraordinary Item                       -                (.03)
                                    ______              ______
Net income available to
  common shareholders               $ 0.60              $ 0.95
                                    ======              ======
Diluted EPS:
Income before
  extraordinary item                $17,356   28,896    $28,736   29,420
Effect of dilutive
  stock options                           -       34          -      149
                                    _______   ______    _______   ______
Income before extraordinary
  item and dilutive options          17,356   28,930    $28,736   29,569
Extraordinary item                        -        -       (964)       -
                                    _______   ______    _______   ______
Net income available to
  common shareholders               $17,356   28,930    $27,772   29,569
                                    =======   ======    =======   ======
Per share amounts:
Income before extraordinary
  item and dilutive option          $ 0.60              $ 0.98
Effect of Dilutive
   Securities Stock Option               -                (.01)
                                    ______               ______
Income before
   extraordinary item                 0.60                0.97
Extraordinary item                       -                (.03)
                                    ______              ______
Net income available to
  common shareholders               $ 0.60              $ 0.94
                                    ======              ======

Options to purchase 1,949,500 and 334,000 shares of common stock at September 30, 1998 and 1997, respectively, at prices of $15.00-$31.25 and $21.75-$31.25, respectively, were outstanding at the end of the period but not included in the computation of diluted earnings per share because their exercise price was in excess of the average market price of the common shares for the periods presented.

4. Investment in Joint Venture

On December 28, 1994, the Company and MGM Grand, Inc.("MGM"), formed a joint venture to own and operate the New York-New York Hotel & Casino. The hotel/ casino opened on January 3, 1997. The Company holds a 50% interest in the joint venture. The Company has contributed cash of $69.5 million and certain rights to the New York theme acquired from a third party licensor. MGM has contributed land (valued at $41.2 million) on which the property is located and cash of $29.5 million. In September 1998, the joint venture amended its limited recourse $285 million bank financing. The amendment included a reduction in bank commitments to $210 million and eliminated the scheduled reductions under the bank loan. The joint venture also has term loan financing of $20 million. The joint venture partners have executed Keep-Well Agreements in conjunction with the bank financing. Should New York-New York fail to meet certain minimum financial ratios, then the partners would be required to make additional equity contributions, to the extent needed, to bring the ratios into compliance.

Also, in September 1998, the Company and MGM amended the operating agreement for the joint venture to require scheduled reductions of the bank financing and to utilize cash flow from operations, after tax distributions, to reduce the amount outstanding under the current bank loan.

Summary condensed financial information for the joint venture is as follows:

                             Three Months Ended              Nine Months Ended
                              September 30                     September 30
                             1998          1997             1998         1997
                            _____________________           __________________

Condensed Statement of Income Data
__________________________________
Net revenues                $55,852      $ 61,709          $164,584    $196,978
Operating income             19,745        25,998            59,082      84,833
Interest expense, net         4,234         5,022            12,946      15,039
Net income                   15,511        20,976            46,137      69,794

                             At September 30, 1998    At December 31, 1997
                             _____________________    ____________________
Condensed Balance Sheet Data
____________________________
Total assets                     $455,411                  $470,252
Long-term debt                    208,304                   246,403
Members' equity                   221,247                   183,350

5. Long-Term Debt
On June 5, 1997 the Company entered into a Credit Agreement (" Agreement") with a sixteen bank consortium led by Wells Fargo Bank as agent, for a $250,000,000 revolving loan. The maximum balance under the loan was increased to $300,000,000 on December 19, 1997 and to $350,000,000 on June 4, 1998.
This loan replaced the existing Reducing Revolving Bank Credit Agreement.

The Agreement provides for interest payments at least quarterly, at the prime rate or LIBOR, plus a sliding margin, based upon the Company's debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The margin for the prime rate ranges between 0% and 1.125%, while the margin for LIBOR ranges between 0.5% and 2.375%. The weighted average interest rate was 7.1% at September 30, 1998 and 7.0% at December 31, 1997. The Company incurs commitment fees of .20% to .50% for the unused portion of the Agreement, also dependent upon the debt to EBITDA ratio. The obligation is secured by a deed of trust on all real property, leasehold interests in real property, and personal property of the Company, excluding the Primm Valley Golf Club. The Agreement contains certain restrictive covenants relating to the use of proceeds, sale or transfer of assets, the incurrence of additional debt over a specified level, capital expenditures, and maintenance of certain minimum financial ratios.

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

The Company incurred a liability in connection with the acquisition of the New York-New York theme rights of $1,100,000, due January 6, 1997, and $400,000 due January 7, 1998. At December 31, 1997, $1,500,000 due for the theme rights was reflected as a current obligation. This liability was paid in full in July 1998.

Long-term debt consists of the following:

                                            September 30,      December 31,
                                                1998               1997
                                              _________        __________
                                             (Unaudited)
                                                   (In thousands)
Credit Agreement $350,000,000, June 5, 1997,
5 year term, LIBOR plus applicable margin     $231,700          $220,600

NEW YORK-NEW YORK theme rights due January
6, 1997 and January 7, 1998                          -             1,500

Other                                              200               304
                                              ________          ________
                                               231,900           222,404
Less: current portion                              137             1,639
                                              ________          ________
Total long-term debt                          $231,763          $220,765
                                              ========          ========

6. Commitments and Contingencies

a. Southwest Investment

The Company has advanced a total of $3.8 million to Southwest Casino and Hotel Corp. ("Southwest"), a developer and manager of Native American gaming enterprises. Southwest managed a Class II Indian gaming facility in Eagle Pass, Texas for the Kickapoo Traditional Tribe of Texas under a management contract which was terminated on December 31, 1997. Southwest currently manages a Class II Indian gaming facility just outside Oklahoma City, Oklahoma for the Cheyenne and Arapaho Tribes, and has consulting agreements with several other Native American tribes.

The Company exchanged a portion of a $2.2 million note from Southwest for a note from the Kickapoo tribe, secured by the assets of the Kickapoo gaming facility. The note currently has a balance of $1.7 million. On October 30, 1998 the Company agreed to convert the $1.6 million convertible term promissory note (which was fully reserved) and the $.3 million remaining balance of the $2.2 million demand promissory note into 2.9 million warrants for convertible preferred stock in Southwest, as part of Southwest's plan of recapitalization.

b. Litigation

Currently, there are lawsuits pending against the Company arising in the normal course of business. In management's opinion, the ultimate outcome of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

SUMMARY OF OPERATIONS

For the third quarter of 1998, net income before extraordinary items declined 38.5% to $4.7 million, or $.16 per diluted share, compared to $7.7 million, or $.27 per diluted share in the prior year period. For the nine month period ended September 30, 1998, net income decreased 37.5% to $17.4 million, or $.60 per diluted share before extraordinary items, from $27.8 million, or $.97 per diluted share in the prior year period. The number of shares outstanding used to compute diluted earnings were 28,929,737 for the nine-month period of 1998 and 29,569,380 for the nine-month period of 1997.

The decreases in net income and earnings per share, as well as declines in revenue and operating income, were primarily attributable to a decline in earnings of New York-New York Hotel and Casino, the Company's 50% owned joint venture. The Company's operations at Primm, Nevada realized improved earnings before interest, taxes and depreciation (EBITDA) of 5% and 0.1% during the respective three and nine month periods of 1998. Net income from the Primm properties declined during the periods, primarily due to higher depreciation and interest expenses.

New York-New York Hotel & Casino in Las Vegas opened on January 3, 1997. The softening in New York-New York's performance is a function of both favorable results in its inaugural year, and recent overall declines in the southern Nevada gaming market. Although the opening year results are not expected to be repeated, New York-New York continues to be one of the most successful properties in Las Vegas from the standpoint of operating margins and return on invested capital.

The increase in available hotel rooms in the Las Vegas market over the last year, coupled with a decline in airline passengers and flat California automobile traffic counts, continues to cause competitive pressures in southern Nevada. The Company also believes its operations have been negatively impacted by Indian gaming in southern California.

An extraordinary charge of $964 thousand (net of taxes), or $.03 per share, was recorded in the second quarter of 1997. The extraordinary charge resulted from the early termination of the Company's prior bank credit facility.

Following is an analysis of the results of operations for the three and nine month periods ended September 30, 1998 versus the comparable periods of 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998
REVENUES
Net revenues for the third quarter decreased 4.5% to $70.5 million. This decrease is primarily due to the Company's share of earnings from NY-NY, which
were off $3.1 million or 24.1% for the quarter.   Operations at Primm, Nevada
experienced a slight decrease in net revenues which totaled $190 thousand or 0.3% for the same period.

Casino revenue decreased $246 thousand or 0.6% due primarily to a 1.6% decline in slot coin-in, partially offset by higher hold percentage.

Food and Beverage revenues declined from $8.0 million in the third quarter of 1997, to $7.5 million in the comparable period of 1998. This decrease was primarily the result of outsourcing select food outlets to third party operators.

Hotel revenue declined $94 thousand or 1.7% in the quarter due to a 5.7% reduction in the average room rate, partially offset by a 2.6% increase in rooms sold. The increase in rooms sold was the result of a 22.7% improvement in cash room nights occupied, as complimentary room nights declined 51.7%. The reduction in average room rate is primarily due to competitive conditions in southern Nevada.

Entertainment revenue in the third quarter was $776 thousand or 19.9% less than in the prior year. The opening of a second golf course at Primm Valley helped generate an additional $424 thousand in cash green fees, but this was more than offset by declines in complimentary amusement and arena revenue.

Service station revenues increased $307 thousand or 6.7% for the three month period. The amount of gasoline and diesel fuel sold increased 18.0%, more than offsetting declines in consumer gas prices.

Other revenues were $572 thousand or 29.1% less than the comparable period of last year. The decline in other revenue is primarily related to the cash surrender value of key man life insurance. The Company recorded a $164 thousand charge to other income in 1998 compared to a $297 thousand credit in 1997. These amounts reflect changes in the value of investments underlying the policies.

Operating income from New York-New York, which represents the Company's 50% share of the pre-tax, pre-interest earnings of the joint venture, was $9.9 million, a decline of 24.1% from the $13.0 million posted in the third quarter of last year. Overall, New York - New York generated $15.5 million of pre-tax income on net revenues of $55.9 million, compared with $21.0 million of pre-tax income on net revenues of $61.7 million in the third quarter of 1997. EBITDA was $25.5 million (a 45% margin) in the third quarter of 1998 versus $31.2 million (a 51% margin) in the third quarter of 1997.

COSTS AND EXPENSES
Casino expenses decreased $1.8 million or 12.2% for the three month period. This decrease is primarily the result of a decrease in promotional allowances due to management efforts to improve the profitability of marketing programs. In addition, payroll costs were reduced by $321 thousand or 5.9%.

Hotel expenses increased $667 thousand or 26.1% for the third quarter, primarily due to a decrease in the amount of hotel costs transferred to casino
expense.   This reflects a 51.7% decline in complimentary rooms given to casino customers.  Additionally, total rooms sold increased by 2.6%.

Entertainment costs increased $162 thousand for the three month period when compared to the same period of last year. Operating expenses of the Primm Valley Golf Club increased $278 thousand for the quarter due to the opening of the Desert course in second quarter of 1998. This increase was partially offset by a reduction in arena entertainer contract costs, and lower amusement operating costs.

Service station costs increased $246 thousand or 6.0% for the three month period, the result of the increase in gallons sold.

Selling, general and administrative expenses increased just $10 thousand or 0.1% in the quarter. However, there were several offsetting variances within this item. Lower development, marketing payroll, and advertising costs were more than offset by increases in key man life insurance expense, and lobbying expenses.

Property costs increased $326 thousand, or 5.9% for the quarter, due primarily to increased costs for life safety, lighting, and grounds maintenance.

Depreciation increased $1.2 million for the three month period due to completion of the expanded and remodeled casino space, public space and parking garage at Primm Valley Resort and Casino, and the addition of the second golf course.

INTEREST EXPENSE
Interest expense, net, increased $950 thousand for the quarter.   The higher
interest expense was primarily due to an increase in the amounts outstanding under the credit facility, which were used to fund capital expenditures.

Interest expense, net, from New York-New York decreased $394 thousand for the three months due to decreases in the amounts outstanding under that credit facility.

INCOME TAXES
Income taxes decreased to $2.9 million for the quarter ended September 1998 compared to $4.3 million in the comparable prior year period. The decrease in taxes is primarily due to lower earnings before taxes. The effective tax rate for the company, however, increased from 35.8% of income in the third quarter of 1997 to 38.5% of income in the same period of 1998 as the above mentioned lobbying and life insurance expenses are not deductible for tax purposes.

NINE MONTHS ENDED SEPTEMBER 30, 1998
REVENUES
For the nine months ended September 30, 1998, net revenues decreased 5.6% to $208.5 million from $220.9 million in the same period last year. This decrease is due to the Company's share of earnings from New York-New York, which were
off  $12.9 million or 30.4% for the nine months.   In the period, net revenue
increases from the operations at Primm, Nevada, totaled $415 thousand or 0.2%.

Casino revenue declined by $787 thousand or 0.6% from last year, primarily due to decreased slot volume. Slot revenues declined $1.1 million and were only partially offset by an increase in table games revenue of $452 thousand.

Food and Beverage revenues declined from $22.8 million for the nine months ended September 30, 1997, to $22.4 million in the comparable period of 1998. This decrease was primarily the result of outsourcing select food outlets to third party operators.

For the nine months ended September 30, 1998, hotel revenue was $1.4 million below prior year levels due to a 2.2% reduction in occupied rooms and a 7.7% decline in the average rate. The decrease in occupied rooms was entirely in the complimentary segment, which experienced a 33.9% decrease, offset in part by an increase in cash rooms occupied of 7.3%. The room rate decline is primarily due to the competitive conditions in southern Nevada.

Entertainment revenues were $400 thousand or 3.9% less than last year due to increased revenues from Primm Valley Golf Club. The opening of a second golf course at Primm Valley helped generate an additional $2.0 million in cash green fees, but this was more than offset by declines in complimentary amusement and arena revenue.

Service station revenues increased $797 thousand or 6.3% for the nine month period. The amount of fuel sold increased 16.3%, and more than offset a decline in consumer gas prices.

Operating income from New York-New York, which represents the Company's 50% share of the pre-tax, pre-interest earnings of the joint venture, was $12.9 million or 30.4% less than the grand opening year. Net revenues at New York-New York declined to $164.6 million from $197.0 million in the prior year nine month period. Casino revenues were down $23.2 million or 20.7% for the nine month period, primarily due to lower table game drop and reduced slot handle.

COSTS AND EXPENSES
Casino expenses decreased $3.1 million for the nine month period, a decline of 7.5%. This decrease is largely the result of a decrease in promotional allowances reflective of changes in marketing programs. In addition, payroll costs were reduced by $856 thousand or 5.4%.

Hotel expenses increased by $545 thousand for the nine months ended
September 30, 1998. The increase in costs is associated with a decrease in the amount of complimentary room costs transferred to the casino. In the period, complimentary rooms sold declined by 33.9%.

Entertainment costs increased $1.1 million for the nine month period due primarily to increased operating expenses of the Primm Valley Golf Club, which were $1.0 million higher due to the opening of the second course.

Service station costs increased $441 thousand or 3.9% for the nine month period, the result of selling more diesel fuel.

Selling, general and administrative expenses increased $711 thousand or 2.0% in the nine month period. Decreases in development, marketing and advertising were more than offset by increases in bus tour marketing subsidies, key man life insurance, and lobbying expenses.

Property costs increased $862 thousand or 6.1% for the nine month period, due primarily to increased costs for life safety, signage, parking lot maintenance, lighting systems, and property grounds service.

Depreciation increased $3.1 million for the nine month period due to completion of the expanded and remodeled casino, public spaces and parking garage at Primm Valley, as well as the addition of the second golf course.

INTEREST EXPENSE
Interest expense, net, increased $2.7 million or 27.9% for the nine months. The higher interest expense was primarily due to an increase in the amount outstanding under the credit facility, used to fund capital expenditures.

Interest expense, net from New York-New York decreased $1.0 million or 13.9% for the nine month period due to decreases in the amounts outstanding under its credit facility.

INCOME TAXES
Income taxes declined to $9.8 million for the nine months ended September 30, 1998 compared to $16.0 million in the prior year period. The decrease in taxes is due to lower earnings before taxes. The effective tax rate was slightly higher in the period due to non-deductible charges incurred in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
The Company held cash and cash equivalents of $7.3 million as of September 30, 1998. Net cash provided by operations during the nine months ended
September 30, 1998 was $19.7 million as compared to $34.9 million in the prior year. The decline is due to both the decrease in tax distributions from New York-New York and a significant reduction in construction and accounts payable. The Company funds its daily operations through cash flow from operations, and borrows funds for significant capital expenditures and investments.

The Company has a $350 million Credit Agreement. ("Agreement", see Note 5 of the notes to the Condensed Consolidated Financial Statements). At September 30, 1998, the amount outstanding under the Agreement was $231.7 million at an average all-in rate of 7.1%. During the second quarter, the Company completed the process of increasing this facility by $50 million to its full $350 million availability, pursuant to its initial terms.

The Company is a 50% joint venture partner with MGM Grand, Inc. ("MGM") in the New York New York Hotel & Casino, LLC. In September 1998, the joint venture amended its limited recourse $285 million bank financing. The amendment included a reduction in bank commitments to $210 million and eliminated the scheduled reductions under the bank loan. At September 30, 1998, $195.6 million was outstanding under this loan. Additionally, term loan financing was obtained in January 1997, with a balance at September 30, 1998 of approximately $15.2 million. The Company and MGM executed Keep-Well Agreements in conjunction with the bank loan. The Keep-Well provisions require that certain financial ratios be maintained and stipulate that the partners make equity contributions if these ratios are not met. Operating performance to date at New York-New York has exceeded these provisions.

The Board of Directors has approved a stock repurchase program authorizing the Company to acquire up to $50 million worth of its outstanding shares. The Company had acquired 2,114,500 shares for $36.5 million at September 30, 1998.

The first phase of the 525,000 square foot Fashion Outlet of Las Vegas opened July 16, 1998. The facility was built and financed by the developers, although the Company has incurred $1.6 million for the infrastructure improvements necessary to accommodate this development. The Company may benefit from the increase in visitors to Primm, Nevada caused by the mall. In addition, the Company has placed slot machines in the facility's transition area from the Primm Valley Resort & Casino, and may place additional slot machines in the mall itself. The Company has no other financial interest in the mall project.

The Company has expanded the Primm Valley property by the addition of 34,000 square feet of casino, restaurant and retail space that is connected to the mall. This expansion (with the exception of the restaurant space) was also opened on July 16, 1998. Additionally, the current coffee shop has been renovated and a new piano bar has been added in the casino area.

Capital expenditures for the nine months ended September 30, 1998 were $31.5 million, as compared to $57.0 million for the nine months ended September 30, 1997. In addition to the above mentioned projects, the Company has completed the construction of a second golf course at Primm Valley, expanded and upgraded the monorail from Buffalo Bills to Primm Valley, and remodeled and upgraded the casino and selected guest rooms at Primm Valley. Normal expenditures for the maintenance of existing facilities and equipment were also experienced.

The Company expects continuing difficult year-ago comparisons for New York - New York, due to its extremely successful opening in 1997, and increasing competitive pressures in the Las Vegas market. Room and gaming capacity in the Las Vegas market has expanded and is expected to continue to increase significantly over the next two years. Such additions to supply may have a negative impact on both New York-New York and the Primm properties. In addition, on November 3, 1998, California voters passed Proposition Five, which permits gaming on Indian reservations. While the Company anticipates that Proposition Five will be subject to a variety of legal challenges, its implementation or any other expansion of Indian gaming in Southern California would have a negative impact on the Primm operations and, to a lesser extent, on the operations of New York-New York.

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


IMPACT OF THE YEAR 2000 ISSUE

Efficient operation of the Company's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in several key areas of the Company's business including operations, marketing and administration. The Company has been evaluating its internal systems and determined that one of its critical systems is not year 2000 compliant. The Company, in conjunction with the system vendor, expects to implement a compliant version of the system at a cost of approximately
$1 million. The implementation is expected to be completed prior to the fourth quarter of 1999. However, if the upgrade on this system is not accomplished in a timely manner, its failure could have an adverse effect on the Company's operation. The Company has also identified several non-critical systems which are not year 2000 compliant, but which will be made compliant via minor expenditures for software upgrades.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In September 1998, discovery began in the purported class action lawsuit by Poulos, Ahern, Schreirer as discussed in the Annual Report Form 10-K Legal Proceeding.

There have been no significant events in the lawsuit filed by, Yolanda Manuel, the non-custodial parent of Sherrice Iverson, as discussed in the Company's Annual Report on Form 10-K. There have been no significant events in a lawsuit filed by Leroy Iverson and Harold Jordon, the custodial parent and "personal representative" of Ms. Iverson's estate and brother of Sherrice Iverson.

Items 2 through 4. Are not applicable.

Item 5. Market for Registrant's Common Stock & Related Stockholders Matters

On October 13, 1998, the Compensation Committee of the Board of Directors authorized an offer to re-price the previous stock option awards to all management employees, excluding directors and consultants. The offer to re-price included the following conditions: (1) all re-priced options would be subject to a 20% forfeiture of the individual's stock option awards, (2) all re-priced options would not be exercisable for six months unless certain events occur, and (3) the exercise price would be the closing price on the date, between October 26, 1998 and October 30, 1998, the individual agreed to the conditions, but not less than 4 7/8, the closing price on October 13, 1998.
All offers to re-price were accepted with exercise prices ranging from 6 15/16 to 7 1/4.

On November 9, 1998, the Company and MGM Grand, Inc. announced that their respective Boards of Directors have approved in principle MGM Grand's acquisition of Primadonna in an all stock transaction. The terms of the merger provide for Primadonna's stockholders to receive 0.33 shares of MGM Grand common stock for each share of Primadonna stock held, or a total of approximately 9.5 million shares of MGM Grand common stock. The transaction is subject to the execution of a definitive merger agreement, Primadonna shareholder approval and the satisfaction of various conditions to be contained in the merger agreement, including obtaining certain regulatory approvals. The parties expect to enter into a definitive merger agreement within two weeks. The merger is expected to be completed in the first quarter of 1999.

Item 6. Exhibits and Reports on Form 8 - K.

  (a) Exhibits.

      10.37 Change in Control and Salary Continuation Agreement by and among Gary Primm and Primadonna Resorts, Inc. dated as of September 24, 1998.

      10.38 Amendment to Operating Agreement by and between MGM Grand, Inc. ("MGM) and PRMA Las Vegas, Inc. ("PRMA-LV) dated as of August , 1998 (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 1994).

      27.    Financial Data Schedule as of September 30, 1998.

See exhibit index on page 24 for exhibits filed with this report

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


                                                      PRIMADONNA RESORTS, INC.
                                                      ________________________
                                                          (Registrant)


Date: November 12, 1998                               By  /s/John L. Shigley
                                                    __________________________
                                                         John L. Shigley
                                                      Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                            Sequentially
  No.                           Description                          Numbered
                                                                       Pages
_______          ___________________________________________       ____________

10.37            Change in Control and Salary Continuation Agreement
                 by and among Gary Primm and Primadonna Resorts,
                 Inc. dated as of July 11, 1998.                        25 - 32

10.38            Amendment to Operating Agreement by and between MGM
                 Grand, Inc. ("MGM) and PRMA Las Vegas, Inc. ("PRMA-LV)
                 dated as of September 24, 1998 (incorporated by
                 reference to Exhibit 10.17 to the Form 10-K for the year
                 ended December 31, 1994).                              33 - 34

27               Financial Data Schedule as of September 30, 1998       35